Form 10-K
period 2010-12-31
Sunshine Financial Inc
filed 2011-04-14
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Contains only financial statements for the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-54280

SUNSHINE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4678532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 East Park Avenue, Tallahassee, FL	32301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (850) 219-7200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant was $0 as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were 1,234,454 issued and outstanding shares of the Registrant’s common stock as of April 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The  Registrant's  Registration  Statement  on  Form  S-1  (Registration  Number 333-169555)  became effective on February 11, 2011, and did not contain audited financial statements  for  the  fiscal  year  ended  December  31,  2010,  the Registrant's  last full fiscal year.  This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 2010.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Sunshine Savings MHC
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Savings MHC and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 12, 2011

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	At December 31,
	2010	2009
Assets

Cash and due from banks	$1,036	1,431
Interest-bearing deposits with banks	1,709	6,194
Federal funds sold	16,579	3,522

Cash and cash equivalents	19,324	11,147

Securities held to maturity, fair value of $3,241 and $4,614	3,027	4,346
Loans, net of allowance for loan losses of $1,621 and $1,410	118,060	130,486
Premises and equipment, net	3,979	4,351
Federal Home Loan Bank stock, at cost	298	334
Deferred income taxes	2,228	2,460
Accrued interest receivable	551	530
Foreclosed real estate	596	892
Other assets	1,861	2,043

Total assets	$149,924	156,589

Liabilities and Retained Earnings

Liabilities:
Noninterest-bearing deposit accounts	19,985	20,967
Money-market deposit accounts	23,562	21,830
Savings accounts	33,098	31,290
Time deposits	57,112	66,411

Total deposits	133,757	140,498

Official checks	520	742
Advances by borrowers for taxes and insurance	112	167
Other liabilities	496	529

Total liabilities	134,885	141,936

Commitments and contingencies (Notes 4, 8 and 11)

Retained earnings	15,039	14,653

Total liabilities and retained earnings	$149,924	156,589

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2010	2009
Interest income:
Loans	$7,628	8,219
Mortgage-backed securities	192	255
Other	14	24

Total interest income	7,834	8,498

Interest expense-
Deposit accounts	1,720	3,242

Net interest income	6,114	5,256

Provision for loan losses	975	1,801

Net interest income after provision for loan losses	5,139	3,455

Noninterest income:
Fees and service charges on deposit accounts	2,375	2,006
Fees and charges on loans	101	129

Total noninterest income	2,476	2,135

Noninterest expenses:
Salaries and employee benefits	3,262	3,562
Occupancy and equipment	1,154	1,423
Data processing services	772	280
Professional fees	536	500
Federal Deposit Insurance Corporation insurance	233	308
Advertising and promotion	89	117
Stationary and supplies	62	62
Other	889	1,678

Total noninterest expenses	6,997	7,930

Earnings (loss) before income taxes (benefit)	618	(2,340)

Income taxes (benefit)	232	(881)

Net earnings (loss)	$386	(1,459)

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Consolidated Statements of Retained Earnings
(In thousands)

	Year Ended December 31,
	2010	2009

Retained earnings at beginning of year	$14,653	16,112

Net earnings (loss)	386	(1,459)

Retained earnings at end of year	$15,039	14,653

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$386	(1,459)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	528	683
Provision for loan losses	975	1,801
Deferred income taxes (benefit)	232	(881)
Accretion of discounts on securities	(12)	(12)
Net amortization on deferred loan fees and costs	6	13
Write-down of foreclosed real estate	25	-
Gain on sales of foreclosed real estate	(15)	-
(Increase) decrease in accrued interest receivable	(21)	3
Decrease (increase) in other assets	182	(318)
(Decrease) increase in official checks	(222)	471
Net (decrease) increase in advances by borrowers for taxes and insurance	(55)	8
Decrease in other liabilities	(33)	(1,363)

Net cash provided by (used in) operating activities	1,976	(1,054)

Cash flows from investing activities:
Net repayment of held-to-maturity securities	1,331	1,301
Net decrease in loans	11,147	4,607
Net purchases of premises and equipment	(156)	(681)
Proceeds from sale of foreclosed real estate	584	-
Proceeds from sale of Federal Home Loan Bank stock	36	39

Net cash provided by investing activities	12,942	5,266

Cash flows from financing activity-
Net decrease in deposits	(6,741)	(2,075)

Increase in cash and cash equivalents	8,177	2,137

Cash and cash equivalents at beginning of year	11,147	9,010

Cash and cash equivalents at end of year	$19,324	11,147

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,719	3,242

Income taxes	$-	-

Noncash transaction-
Transfer from loans to foreclosed real estate	$298	730

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009 and the Years Then Ended

(1)  Organization and Significant Accounting Policies

Organization. On September 25, 2008, Sunshine Savings Bank's (the "Bank") members approved a plan of reorganization.  In accordance with the plan a federally-chartered mutual holding company structure was formed on January 6, 2009.  Under this structure, Sunshine Savings MHC (the "Holding Company"), a federal mutual holding company now owns 100% of the common stock of Sunshine Financial, Inc., a federal stock corporation which now owns 100% of the Bank's common stock. The Holding Company's merger with the Bank and Sunshine Financial, Inc. was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.

The Bank through its four banking offices provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. On July 1, 2007, the Bank converted from a tax exempt state chartered credit union to a taxable mutual federally-chartered savings bank. There were no significant changes in personal or business operations at the time of the conversion; however, the new charter allows the Bank enhanced ability to operate in its markets. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products. Collectively the entities are referred to the "Company."

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and to prevailing practices within the banking industry. The following summarizes the more significant of these policies and practices.

Principles of Consolidation.  The consolidated financial statements include the accounts of Sunshine Savings MHC and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed assets and deferred tax assets.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within ninety days.

The Company is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts.  At December 31, 2010 and 2009, balances maintained as reserves were $1,036,000 and $1,431,000, respectively.

Securities.  Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in comprehensive loss.  Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees are deferred and certain direct origination costs are capitalized. The net amount is recognized as an adjustment of the yield over the contractual life of the related loan.

The accrual of interest on loans is discontinued at the time the loan is more than ninety days delinquent unless the loan is well collateralized and in process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered unlikely.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Loans, Continued.  All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical industry loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for residential mortgage loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Income Taxes.  There are two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On January 1, 2009, the Company adopted accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. As of December 31, 2010, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Premises and Equipment.  Land is stated at cost.  Buildings and improvements and furniture and equipment are stated at cost, less accumulated depreciation.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives for buildings and improvements range from ten to forty years; for furniture and fixtures from five to seven years; for computer equipment and software from three to five years; for automobiles from three to five years; and for leasehold improvements and intangibles from five to ten years.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Foreclosed Assets.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less costs to sell.  Revenue and expenses from operations are included in the consolidated statements of operations.

Off-Balance-Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unused lines of credit and commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded.

Transfer of Financial Assets.  Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximate their fair value.

Loans.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate mortgage and consumer loans are estimated using discounted cash flow analyses, using Risk Analytics pricing model. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Securities Held to Maturity.  Fair values for securities are based on the framework for measuring fair value.

Federal Home Loan Bank Stock.  Fair value of the Company's investment in Federal Home Loan Bank stock is based on its redemption value, which is its cost of $100 per share.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Fair Values of Financial Instruments, Continued.
Accrued Interest Receivable.  The carrying amounts of accrued interest approximate their fair values.

Deposit Liabilities.  The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using the Risk Analytics pricing model.

Off-Balance-Sheet Financial Instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.  The fair value of these fees is not material.

Fair Value Measurements. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Fair Value Measurements, Continued. The following describes valuation methodologies used for assets and liabilities measured at fair value:

Impaired Loans.  The Company's impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company's net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's senior lending officers related to values of properties in the Company's market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Foreclosed Real Estate.  The Company's foreclosed real estate is recorded at fair market value less estimated selling costs.  Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's management related to values of properties in the Company's market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

Recent Pronouncements. In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820), which amends the guidance for fair value measurements and disclosures.  The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  The ASU was effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements.  In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosures will require significantly more information about credit quality in a financial institution's loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance.  For public entities, the disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on December 31, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after January 1, 2011.  The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

(2)  Securities Held to Maturity
Management has classified all securities as held to maturity. The carrying amount of securities and their fair values are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2010-
Mortgage-backed securities	$3,027	214	-	3,241

At December 31, 2009-
Mortgage-backed securities	$4,346	268	-	4,614

There were no sales of securities during 2010 or 2009. There were no securities pledged as of December 31, 2010.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans
The components of loans are as follows (in thousands):

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four-family	$78,891	65.91%	$87,562	66.49%
Lot loans	9,900	8.27	7,981	6.06
Construction or development	349	0.29	-	-
Total real estate loans	89,140	74.47	95,543	72.55

Consumer loans:
Home equity	15,613	13.04	17,062	12.95
Automobile	2,979	2.49	5,729	4.35
Credit cards and unsecured	8,945	7.47	9,660	7.33
Deposit account	820	0.69	883	0.67
Other	2,205	1.84	2,826	2.15

Total consumer loans	30,562	25.53	36,160	27.45

Total loans	119,702	100.00%	131,703	100.00%

Less:
Loans in process	(18)		(224)
Deferred fees and discounts	39		31
Allowance for losses	1,621		1,410

Total loans, net	$118,060		$130,486

The Company grants real estate and consumer loans to customers primarily in the State of Florida with the majority of such loans in the Tallahassee, Florida area.  Therefore, the Company's exposure to credit risk could be significantly affected by changes in the economy and real estate market in the Tallahassee, Florida area.

The activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2010	2009

Balance at beginning of year	$1,410	1,551
Provision for loan losses	975	1,801
Loans charged-off	(1,010)	(2,263)
Recoveries	246	321

Balance at end of year	$1,621	1,410

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The following summarizes the loan credit quality at December 31, 2010 (in thousands):

	One to Four Family	Lot Loans	Construc- tion or Develop- ment	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total
Credit Risk Profile by
Internally Assigned
Grade:
Grade:
Pass	$74,664	9,758	349	14,843	2,926	8,904	820	2,168	114,432
Special mention	1,504	-	-	451	7	33	-	-	1,995
Substandard	2,288	51	-	126	43	7	-	37	2,552
Doubtful	-	-	-	-	3	1	-	-	4
Loss	435	91	-	193	-	-	-	-	719

Total	$78,891	9,900	349	15,613	2,979	8,945	820	2,205	119,702

Internally assigned loan grades are defined as follows:

Pass – A Pass loan's primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

Special Mention – A Special Mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company's credit position at some future date.  Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2010:
Real estate loans:
One-to-four family	$1,292	316	-	1,608	73,310	3,973	78,891
Lot loans	54	-	-	54	9,704	142	9,900
Construction or development	-	-	-	-	349	-	349
Consumer loans:
Home equity	444	146	-	590	14,307	716	15,613
Automobile	35	6	-	41	2,886	52	2,979
Credit cards and unsecured	52	23	-	75	8,829	41	8,945
Deposit account	-	-	-	-	820	-	820
Other	35	-	-	35	2,133	37	2,205

Total	$1,912	491	-	2,403	112,338	4,961	119,702

December 31, 2009 comparativetotals	$2,541	329	-	2,870	126,298	2,535	131,703

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010:
Real estate loans:
One-to-four family	$401	401	-	1,429	1,864	435	1,830	2,265	435
Lot loans	-	-	-	51	142	91	51	142	91
Consumer loans-
Home equity	82	82	-	-	193	193	82	275	193

	$483	483	-	1,480	2,199	719	1,963	2,682	719

As of December 31, 2010 and 2009, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment.  At December 31, 2009, the Company had no impaired loans.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans for the year ended December 31, 2010 are as follows (in thousands):

Interest income recognized on impaired loans	$-

Interest income received on impaired loans	$2

Average net recorded investment in impaired loans	$644

(4)  Premises and Equipment
Premises and equipment is summarized as follows (in thousands):

	At December 31,
	2010	2009

Land	$528	528
Buildings and improvements	4,263	4,215
Furniture and equipment	4,141	4,033

Total, at cost	8,932	8,776

Less accumulated depreciation	4,953	4,425

Premises and equipment, net	$3,979	4,351

Certain facilities are leased under an operating lease.  Rental expense was $190,000 and $236,000 for the years ended December 31, 2010 and 2009, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2011	$177
2012	155
2013	73
2014	75
2015	77
Thereafter	106

$663

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)  Foreclosed Real Estate
Expenses applicable to foreclosed assets are included in other noninterest expense and are as follow (in thousands):

	Year Ended December 31,
	2010	2009

Gain on sales of foreclosed real estate	$(15)	-
Write-down of foreclosed real estate	25	-
Operating expenses	55	171

Total included in other noninterest expenses	$65	171

(6)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $18.6 million and $21.7 million at December 31, 2010 and 2009, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2011	$48,985
2012	4,899
2013	2,105
2014	934
2015	189

$57,112

Interest expense details are as follows (in thousands):

	Year Ended December 31,
	2010	2009

Money-market deposit accounts	$200	245
Savings accounts	120	168
Time deposits	1,400	2,829

	$1,720	3,242

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)  Line of Credit

The Company also has an unsecured federal funds line of credit for $1 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2010 and 2009, the Company had no outstanding balances on these lines.

(8)  Off-Balance-Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are unused lines of credit and commitments to extend credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheets.  The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows (in thousands):

	At December 31,
	2010	2009
Unused lines of credit (rates range from
3.25% to 18.00%)	$15,065	15,433

Commitments to extend credit (all fixed rates
ranging from 4.88% to 13.90%)	$305	639

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,324	19,324	11,147	11,147
Securities held to maturity	3,027	3,241	4,346	4,614
Loans	118,060	119,072	130,486	132,868
Federal Home Loan Bank stock	298	298	334	334
Accrued interest receivable	551	551	530	530

Financial liabilities:
Deposits	133,757	131,056	140,498	137,006

Off-balance-sheet financial instruments	-	-	-	-

(10)  Income Taxes
The components of income taxes (benefit) are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Deferred:
Federal	$198	(752)
State	34	(129)

Income taxes (benefit)	$232	(881)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are as follows ($ in thousands):

	Year Ended December 31,
	2010		2009
	Amount	% of Pretax Loss	Amount	% of Pretax Loss

Income taxes (benefit) at Federal statutory rate	$210	34.0%	$(796)	(34.0)%
Increase in taxes (benefit) resulting from-
State taxes (benefit), net of Federal tax benefit	22	3.6	(85)	(3.6)

Total	$232	37.6%	$(881)	(37.6)%

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$610	531
Net operating loss carryforwards	1,275	1,598
Premises and equipment	-	21
Nonaccrual interest	285	202
Foreclosed property expenses	68	108

Total deferred tax assets	2,238	2,460

Deferred tax liability-
Premises and equipment	(10)	-

Net deferred tax asset	$2,228	2,460

At December 31, 2010, the Company has net operating loss carryforwards of approximately $3.4 million, available to offset future taxable income. The carryforward will begin to expire in 2027.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2007.

(11)  Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(12)  Related Parties
The Company makes loans to and accepts deposits from its officers and directors and their related entities. The activity is as follows (in thousands):

	Year Ended December 31,
	2010	2009

Loans at beginning of year	$583	413
Additions	-	191
Repayments	25	21

Loans at end of year	$558	583

Deposits at end of year	$346	425
(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions were made at 100 percent of employee contribution up to five percent beginning April 1, 2009. For the first quarter of 2009, the Company provided all eligible employees with a contribution equal to five percent of the employees' compensation. Employer contributions made to the 401(k) plan were approximately $85,000 and $109,000 for 2010 and 2009, respectively.

(14)  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  There were no impaired collateral-dependent loans at December 31, 2009.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2010 are as follows (in thousands):

	Fair Value(1)	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Year

One-to-four family	$1,429	-	-	1,429	435	435
Lot loans	51	-	-	51	91	91

Total	$1,480	-	-	1,480	526	526
_____________________
In addition, loans with a carrying value of $483,000 at December 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses	Losses Recorded During the Year
At December 31, 2010-
Foreclosed real estate	$596	-	-	596	40	5

At December 31, 2009-
Foreclosed real estate	$892	-	-	892	71	-

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2010:
Total Capital to Risk-
Weighted Assets	$13,989	14.38%	$7,785	8.00%	$9,731	10.00%
Tier I Capital to Risk-
Weighted Assets	13,087	13.45	3,893	4.00	5,839	6.00
Tier I Capital
to Total Assets	13,087	8.87	4,427	3.00	7,379	5.00

As of December 31, 2009:
Total Capital to Risk-
Weighted Assets	13,616	13.13	8,297	8.00	10,371	10.00
Tier I Capital to Risk-
Weighted Assets	12,319	11.88	4,148	4.00	6,223	6.00
Tier I Capital
to Total Assets	12,319	8.02	4,609	3.00	7,681	5.00
(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  Regulatory Matters, Continued
The following is a reconciliation of the Company's retained earnings under GAAP to regulatory capital (as defined by the OTS and FDIC) as of the dates indicated (in thousands):

	At December 31,
	2010	2009

GAAP retained earnings	$15,039	14,653
Intangible assets	(200)	(216)
Disallowed deferred tax asset	(1,752)	(2,118)

Tier I capital	13,087	12,319

General allowance for loan losses	902	1,297

Total regulatory capital	$13,989	13,616

(16)  Adoption of Plan of Reorganization and Subsequent Stock Issuance

On July 20, 2010, the Board of Directors unanimously adopted a Plan of Reorganization and Stock Issuance (the "Plan") in accordance with the rules and regulations of the Office of Thrift Supervision ("OTS") relating to a full stock conversion.  Under the Plan, Sunshine Financial, Inc., a new Maryland corporation (the "Stock Holding Company"), will be established and will succeed to all the rights and obligations of Sunshine Savings MHC and Sunshine Financial, Inc. As part of the Plan, the Stock Holding Company will undertake a stock issuance through a public offering.  As of December 31, 2010, the Company had incurred approximately $265,000 in stock offering costs related to the current offering which were capitalized and will be deducted from the stock sale proceeds.

The Plan of Conversion and Reorganization was approved by members of Sunshine Savings MHC (depositors of Sunshine Savings Bank) at a special meeting held on March 25, 2011.

The Plan provides for the establishment, upon the completion of the conversion, of a liquidation account by the Company for the benefit of eligible account holders and supplemental eligible account holders in an amount equal to the Holding Company's ownership interest in the total shareholder's equity of the stock holding company as of September 30, 2010.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying account.  The liquidation account is designed to provide payments to depositors of their liquidation interests in the event of a liquidation of the Holding Company and the Bank.

(continued)

SUNSHINE SAVINGS MHC AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Adoption of Plan of Reorganization and Subsequent Stock Issuance, Continued

All shares of common stock purchased in the offering by a director or an executive officer of the Bank generally may not be sold for a period of one year following the closing of the conversion, except in the event of the death of the director or executive officer.  Purchases of shares of our common stock by any of our directors, executive officers and their associates, during the three-year period following the closing of the conversion may be made only through a broker or dealer registered with the SEC, except with the prior written approval of the OTS.  This restriction does not apply, however, to negotiated transactions involving more than 1% of our outstanding common stock or to purchases of our common stock by our stock-based incentive plans or any of our tax-qualified employee stock benefit plans or non-tax-qualified employee stock benefit plans.  OTS regulations prohibit Sunshine Financial, Inc. from repurchasing its shares of common stock during the first year following the conversion unless compelling business reasons exist for such repurchases.  After one year, the OTS does not impose any repurchase restrictions.

OTS regulations impose various restrictions on the ability of savings institutions, including the Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.  The Bank must file a notice or application with the OTS before making any capital distribution.  The Bank generally may make capital distributions during any calendar year in an amount up to 100% of net earnings for the year-to-date plus retained net earnings for the two preceding years, so long as it is well-capitalized after the distribution.  If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain OTS approval prior to making such distribution.  The OTS may always object to any distribution based on safety and soundness concerns.  Additional restrictions on the Bank dividends may apply if the bank fails any OTS test.  Dividends from the Stock Holding Company may depend, in part, upon its receipt of dividends from the Bank.  No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

The stock offering was completed on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share.  In accordance with the Plan, the new Sunshine Financial, Inc. (a Maryland corporation) has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. and expects its common stock to begin trading on the Over-the-Counter Bulletin Board using the symbol SSNF.

Prior to the adoption of the Plan, the Company pursued but terminated a previous stock offering due to unfavorable market conditions.  The Company incurred $675,000 in stock offering costs related to this terminated offering which were expensed in 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tallahassee, State of Florida, on April 13, 2011.

SUNSHINE FINANCIAL, INC.

By:	/s/ Louis o. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer (Duly Authorized Representative)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to this Report on Form 10-K for the year ended December 31, 2010, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: April 13, 2011
/s/ Jack W. Madden Jack W. Madden, Chairman of the Board and Director	Date: April 13, 2011
/s/ Jack P. Dodd Jack P. Dodd, Director	Date: April 13, 2011
/s/ Patrick E. Lyons Patrick E. Lyons, Director	Date: April 13, 2011
/s/ Doris K. Richter Doris K. Richter, Director	Date: April 13, 2011
/s/ Brian P. Baggett Brian P. Baggett, Director	Date: April 13, 2011
/s/ Benjamin F. Betts, Jr. Benjamin F. Betts, Jr., Director	Date: April 13, 2011
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: April 13, 2011

EXHIBIT INDEX

Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2	Bylaws of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
4.0	Form of Common Stock Certificate of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.1
Employment Agreement by and between Sunshine Savings Bank and Louis O Davis, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.2
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and Louis O. Davis Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.3
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and each of Brian P. Baggett and Scott A. Swain(incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.4	Employee Severance Policy(incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5	Director Fee Arrangements(incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
21	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
24	Power of Attorney (set forth on signature page)
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer