Form 10-Q
period 2011-03-31
Sunshine Financial Inc
filed 2011-05-16
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:   001-54280

SUNSHINE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4678532
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

1400 East Park Avenue, Tallahassee, Florida  32301
(Address of principal executive offices; Zip Code)

(850) 219-7200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                         Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At May 13, 2011, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Earnings for the Three-Month Periods Ended March 31, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Retained Earnings for the Three-Month Periods Ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Three-Month Periods Ended March 31, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-17

Item 2. Management's Discussion and Analysis of Financial Conditionand Results of Operations	18-25

Item 4. Controls and Procedures	26

PART II OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands)
	At March 31, 2011	At December 31, 2010
	(Unaudited)
Assets

Cash and due from banks	$1,729	1,036
Interest-bearing deposits with banks	3,668	1,709
Federal funds sold	27,613	16,579

Cash and cash equivalents	33,010	19,324

Securities held to maturity (fair value of $2,880 and $3,241)	2,682	3,027
Loans, net of allowance for loan losses of $1,705 and $1,621	114,465	118,060
Premises and equipment, net	3,871	3,979
Federal Home Loan Bank stock, at cost	298	298
Deferred income taxes	2,223	2,228
Accrued interest receivable	504	551
Foreclosed real estate	599	596
Other assets	1,973	1,861

Total assets	$159,625	149,924

Liabilities and Retained Earnings

Liabilities:
Noninterest-bearing deposit accounts	22,630	19,985
Money-market deposit accounts	23,793	23,562
Savings accounts	44,626	33,098
Time deposits	52,102	57,112

Total deposits	143,151	133,757

Official checks	807	520
Advances by borrowers for taxes and insurance	197	112
Other liabilities	423	496

Total liabilities	144,578	134,885

Retained earnings	15,047	15,039

Total liabilities and retained earnings	$159,625	149,924

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans	$1,707	1,964
Mortgage-backed securities	38	54
Other	10	1

Total interest income	1,755	2,019

Interest expense-
Deposit accounts	303	501

Net interest income	1,452	1,518

Provision for loan losses	225	300

Net interest income after provision for loan losses	1,227	1,218

Noninterest income:
Fees and service charges on deposit accounts	560	542
Fees and charges on loans	21	20

Total noninterest income	581	562

Noninterest expenses:
Salaries and employee benefits	892	839
Occupancy and equipment	269	296
Data processing services	179	160
Professional fees	139	119
Federal Deposit Insurance Corporation insurance	46	58
Advertising and promotion	14	19
Stationary and supplies	17	9
Other	239	257

Total noninterest expenses	1,795	1,757

Earnings before income taxes	13	23

Income taxes	5	9

Net earnings	$8	14

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Retained Earnings (Unaudited)
(In thousands)

	March 31,
	2011	2010

Retained earnings at beginning of period	$15,039	14,653

Net earnings	8	14

Retained earnings at end of period	$15,047	14,667

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$8	14
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	122	148
Provision for loan losses	225	300
Deferred income taxes	5	9
Accretion of discounts on securities	(3)	(3)
Net amortization of deferred loan fees and costs	2	7
Decrease in accrued interest receivable	47	13
(Increase) decrease in other assets	(112)	278
Increase (decrease) in official checks	287	(225)
Net increase in advances by borrowers for taxes and insurance	85	106
(Decrease) increase in other liabilities	(73)	80
Capital expenditures for foreclosed real estate	(3)	-

Net cash provided by operating activities	589	727
Cash flows from investing activities:
Net repayment of held-to-maturity securities	348	326
Net decrease in loans	3,368	1,481
Net purchases of premises and equipment	(14)	-

Net cash provided by investing activities	3,702	1,807

Cash flows from financing activity-
Net decrease in deposits	9,394	(4,803)

Increase (decrease) in cash and cash equivalents	13,686	(2,269)

Cash and cash equivalents at beginning of period	19,324	11,147

Cash and cash equivalents at end of period	$33,010	8,878

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Income taxes	$-	-

Interest	$303	501

Noncash transaction-
Transfer from loans to foreclosed real estate	$-	56

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.         Organization and Basis of Presentation

Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share.  In accordance with the Plan of Conversion and Reorganization (the "Plan"), the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. ("Old Sunshine").  See Note 12 for details of the conversion.  The transaction was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.  The unaudited, condensed consolidated financial statements include the consolidated results of operations of Old Sunshine and its subsidiary, the Bank.  These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.

The Holding Company's only business is the operation of the Bank.  The Bank through its four banking offices provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products. Collectively the entities are referred to the "Company."

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- month period ended March 31, 2011 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.         Recent Accounting Standards Update

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820), which amends the guidance for fair value measurements and disclosures.  The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  The ASU was effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  The adoption of this guidance did not have a material impact on the Company's financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosures will require significantly more information about credit quality in a financial institution's loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance.  For public entities, the disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on December 31, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after January 1, 2011.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  The adoption of the ASU did not have a material impact on the Company's financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company's financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update, Continued

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings.  The guidance clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For nonpublic entities, the amendments are effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. The adoption of the ASU is not expected to have a material impact on the Company's financial statements.

3.         Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2011-
Mortgage-backed securities	$2,682	198	-	2,880

At December 31, 2010-
Mortgage-backed securities	$3,027	214	-	3,241

There were no sales of securities during the three months ended March 31, 2011 or the three months ended March 31, 2010, respectively. There were no securities pledged at March 31, 2011 or December 31, 2010.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.      Loans
         The components of loans are as follows (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
Real estate loans:
One-to-four-family	$77,343	78,891
Lot loans	9,580	9,900
Construction or development	207	349

Total real estate loans	87,130	89,140

Consumer loans:
Home equity	15,026	15,613
Automobile	2,545	2,979
Credit cards and unsecured	8,409	8,945
Deposit account	812	820
Other	2,070	2,205

Total consumer loans	28,862	30,562

Total loans	115,992	119,702

Less:
Loans in process	(219)	(18)
Deferred fees and discounts	41	39
Allowance for losses	1,705	1,621

Total loans, net	$114,465	118,060

The Company grants real estate and consumer loans to customers primarily in the State of Florida with the majority of such loans in the Tallahassee, Florida area.  Therefore, the Company's exposure to credit risk could be significantly affected by changes in the economy and real estate market in the Tallahassee, Florida area.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.      Loans, Continued
         An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ending March 31,
	2011
	One-to Four Family	Lot Loans	Construction or Development	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total	2010 Total

Beginning balance	$623	59	2	252	39	503	-	143	1,621	1,410
Provision for loan loss	118	-	-	104	-	(14)	-	17	225	300
Charge-offs	-	-	-	(38)	(2)	(109)	-	(16)	(165)	(273)
Recoveries	-	-	-	-	4	18	-	2	24	62

Ending balance	$741	59	2	318	42	398	-	145	1,705	1,499
Individually evaluated for impairment:
Recorded investment	$3,258	142	-	333	-	-	-	-	3,733
Balance in allowance for loan losses	$607	46	-	193	-	-	-	-	846

Collectively evaluated for impairment:
Recorded investment	$74,085	9,438	207	14,693	2,545	8,409	812	2,070	112,259
Balance in allowance for loan losses	$134	13	2	125	42	398	-	145	859

         The following summarizes the loan credit quality (in thousands):

Credit Risk	One to		Construction			Credit
Profile by Internally	Four	Lot	or	Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Development	Equity	Automobile	Unsecured	Accounts	Other	Total
At March 31, 2011:
Grade:
Pass	$73,798	9,438	207	14,172	2,499	8,404	812	2,070	111,400
Special mention	-	-	-	261	2	4	-	-	267
Substandard	2,938	96	-	400	28	-	-	-	3,462
Doubtful	-	-	-	-	16	1	-	-	17
Loss	607	46	-	193	-	-	-	-	846

Total	$77,343	9,580	207	15,026	2,545	8,409	812	2,070	115,992

At December 31, 2010:
Grade:
Pass	74,664	9,758	349	14,843	2,926	8,904	820	2,168	114,432
Special mention	1,504	-	-	451	7	33	-	-	1,995
Substandard	2,288	51	-	126	43	7	-	37	2,552
Doubtful	-	-	-	-	3	1	-	-	4
Loss	435	91	-	193	-	-	-	-	719

Total	$78,891	9,900	349	15,613	2,979	8,945	820	2,205	119,702

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.         Loans, Continued
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

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2011:
Real estate loans:
One-to-four family	$861	861	-	1,789	2,396	607	2,650	3,257	607
Lot loans	-	-	-	96	142	46	96	142	46
Consumer loans-
Home equity	64	64	-	76	269	193	140	333	193

	$925	925	-	1,961	2,807	846	2,886	3,732	846

At December 31, 2010:
Real estate loans:
One-to-four family	401	401	-	1,429	1,864	435	1,830	2,265	435
Lot loans	-	-	-	51	142	91	51	142	91
Consumer loans-
Home equity	82	82	-	-	193	193	82	275	193

	$483	483	-	1,480	2,199	719	1,963	2,682	719

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued

At March 31, 2011 and December 31, 2010, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2011	2010
	(Unaudited)

Interest income recognized on impaired loans	$-	-

Interest income received on impaired loans	$-	2

Average net recorded investment in impaired loans	$2,872	644

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2011:
Real estate loans:
One-to-four family	$1,613	-	-	1,613	71,896	3,834	77,343
Lot loans	-	-	-	-	9,438	142	9,580
Construction or development	-	-	-	-	207	-	207
Consumer loans:
Home equity	140	202	-	342	14,033	651	15,026
Automobile	10	2	-	12	2,480	53	2,545
Credit cards and unsecured	82	-	-	82	8,314	13	8,409
Deposit account	-	-	-	-	812	-	812
Other	99	-	-	99	1,971	-	2,070

Total	$1,944	204	-	2,148	109,151	4,693	115,992

At December 31, 2010:
Real estate loans:
One-to-four family	1,292	316	-	1,608	73,310	3,973	78,891
Lot loans	54	-	-	54	9,704	142	9,900
Construction or development	-	-	-	-	349	-	349
Consumer loans:
Home equity	444	146	-	590	14,307	716	15,613
Automobile	35	6	-	41	2,886	52	2,979
Credit cards and unsecured	52	23	-	75	8,829	41	8,945
Deposit account	-	-	-	-	820	-	820
Other	35	-	-	35	2,133	37	2,205

Total	$1,912	491	-	2,403	112,338	4,961	119,702

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.         Loans, Continued
At March 31, 2011 and December 31, 2010, there were no loans past due ninety days or more but still accruing.

5.         Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $11,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.  There were no write-downs or sales of foreclosed real estate during the three months ended March 31, 2011 and 2010.

6.         Line of Credit

The Company also has an unsecured federal funds line of credit for $1.0 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2011 and December 31, 2010, the Company had no outstanding balances on these lines.

7.         Off-Balance-Sheet Financial Instruments

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.         Off-Balance-Sheet Financial Instruments, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2011 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$14,761

Commitments to extend credit (all fixed rates
ranging from 3.00% to 11.90%)	$246

8.         Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$33,010	33,010	19,324	19,324
Securities held to maturity	2,682	2,880	3,027	3,241
Loans	114,465	114,027	118,060	119,072
Federal Home Loan Bank stock	298	298	298	298
Accrued interest receivable	504	504	551	551

Financial liabilities:
Deposits	133,135	129,151	133,757	131,056

Off-balance-sheet financial instruments	-	-	-	-

9.         Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were approximately $33,000 and $15,000 for the three-months ended March 31, 2011 and 2010, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2011:
One-to-four family	$1,789	-	-	1,789	607	127
Lot loans	96	-	-	96	45	-
Home equity	76	-	-	76	194	1

Total	$1,961	-	-	1,961	846	128

At December 31, 2010:
One-to-four family	1,429	-	-	1,429	435	435
Lot loans	51	-	-	51	91	91

Total	$1,480	-	-	1,480	526	526

In addition, loans with a carrying value of $925,000 and $483,000 at March 31, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2011-
Foreclosed real estate	$599	-	-	599	40	-

At December 31, 2010-
Foreclosed real estate	$596	-	-	596	40	5

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.        Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of March 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At March 31, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2011:
Total Capital to Risk-
Weighted Assets	$12,848	13.29%	$7,732	8.00%	$9,665	10.00%
Tier I Capital to Risk-
Weighted Assets	13,707	14.18	3,866	4.00	5,799	6.00
Tier I Capital
to Total Assets	13,707	8.21	4,697	3.00	7,829	5.00

At December 31, 2010:
Total Capital to Risk-
Weighted Assets	13,989	14.38	7,785	8.00	9,731	10.00
Tier I Capital to Risk-
Weighted Assets	13,087	13.45	3,893	4.00	5,839	6.00
Tier I Capital
to Total Assets	13,087	8.87	4,427	3.00	7,379	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.       Adoption of Plan of Reorganization and Subsequent Stock Issuance

On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the “Plan”) adopted by its Board of Directors and approved by its members, the Bank converted from a mutual holding company to a stock holding company form of organization, with the Bank becoming a wholly owned subsidiary of the Holding Company.  The conversion and reorganization was accomplished through the sale and issuance of 1,234,454 shares of common stock at a price of $10.00 per share, through which the Holding Company received proceeds of approximately $11.5 million, net of offering expenses of approximately $847,000.  In connection with the conversion and reorganization, the Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the shares sold in the offering, or 98,756 shares of common stock.

In accordance with Office of Thrift Supervision (OTS) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

13.       Subsequent Event

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established a stock ownership plan which acquired 8% of the total number of shares of common stock sold during the offering.  A total of 98,756 shares were acquired for proceeds of $988,000 and will be distributed over a 10 year period.  The employee stock ownership plan borrowed the funds to purchase the shares from the Holding Company, which funded the loan from net proceeds of the offering.  The loan will accrue interest at the prime rate as published in the Wall Street Journal, which is currently 3.25%.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report and in future filings by Sunshine Financial with the SEC, in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market area;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;
•
results of examinations of us by the OTS or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Act, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and out ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus.

Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

General

On July 1, 2007, Sunshine Savings Bank converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Sunshine State Credit Union to Sunshine Savings Bank, and we became a taxable organization.  In January 2009, we reorganized into a mutual holding company structure, with Sunshine Savings Bank as a wholly owned subsidiary of Sunshine Financial, Inc., a federal corporation (“Old Sunshine”), which was the wholly owned subsidiary of Sunshine Savings MHC (the “MHC”).  On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the “Plan”) adopted by its Board of Directors and approved by its members, we converted from a mutual to a stock holding company form of organization, with the MHC and Old Sunshine being merged into a new holding company, Sunshine Financial, Inc. (“Sunshine Financial” or the “Holding Company”), and the Bank becoming a wholly owned subsidiary of the Holding Company.  See Notes 1 and 12 to the Notes to Condensed Consolidated Financial Statements.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Savings Bank, as the context requires.

We currently operate out of four full service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

We offer a variety of deposit accounts, which are our primary source of funding for our lending activities.  We have adopted a plan of conversion and reorganization, primarily to increase our capital to grow our loan portfolio and to continue to build our franchise.

The Bank is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities of the Bank include primarily deposits, borrowings, payments on loans and income provided from operations.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services. Our noninterest expense has typically exceeded our net interest income and we have relied primarily upon noninterest income to supplement our net interest income and to achieve earnings.

Our operating expenses consist primarily of salaries and employee benefits, general and administrative, occupancy and equipment, data processing services, professional services and marketing expenses. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses, the valuation of foreclosed assets and accounting for deferred income taxes.

Allowance for Loan Loss.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

Foreclosed Real Estate.  Real estate acquired through foreclosure is carried at fair value less estimated selling costs.  Costs associated with foreclosed real estate for maintenance, repair, property tax, etc., are expensed during the period incurred. Foreclosed real estate is reviewed monthly for potential impairment.  When impairment is indicated the impairment is charged against current period operating results and netted against the carrying value of the property.  At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for residential mortgage loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Deferred Tax Assets.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  Generally accepted accounting principles require the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The realization of deferred tax assets is dependent on results of future operations.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$116,216	$1,707	5.88%	$129,677	$1,964	6.06%
Investments held to maturity	2,866	38	5.22	4,199	54	5.11
Other interest-earning assets (2)	18,360	10	0.22	3,727	1	0.21

Total interest-earning assets	137,442	1,755	5.11	137,603	2,019	5.87

Noninterest-earning assets	10,724			13,562

Total assets	$148,166			$151,165

Interest-bearing liabilities:
MMDA and statement savings	59,098	111	0.75	53,699	168	1.25
Time deposits	55,074	192	1.40	63,197	333	2.10

Total interest-bearing liabilities	114,172	303	1.06	116,896	501	1.71

Noninterest-bearing liabilities	18,954			19,062
Equity	15,040			15,207

Total liabilities and equity	$148,166			$151,165

Net interest income		$1,452			$1,518

Net interest rate spread (3)			4.05%			4.16%

Net interest margin (4)			4.22%			4.41%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.20			1.18
_________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General.  Total assets increased $9.7 million, or 6.4%, to $159.6 million at March 31, 2011 from $149.9 million at December 31, 2010. The increase in total assets was due primarily to increases in funds received in connection with our recent stock offering which were invested during the offering period in federal funds sold.  Our federal funds sold increased $11.0 million since December 31, 2010, funded primarily by a $10.0 million increase in deposits received in the form of nonrefundable stock subscriptions.

Loans.  Our loan portfolio decreased $3.6 million, to $114.5 million at March 31, 2011 from $118.1 million at December 31, 2010.  One- to four-family real estate mortgage loans decreased $1.9 million while consumer loans decreased $1.7 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy. In addition, management made the strategic decision to compete less aggressively for one- to four family real estate mortgage loans by not matching low loan rates offered by competitors that do not meet the investment objectives for loans held by us. In an attempt to increase future one- to four family real estate mortgage loan originations and generate income we recently have been approved to originate and sell residential loans to Freddie Mac.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2011 was $1.7 million, or 1.49% of net loans receivable, compared to $1.6 million, or 1.37% of net loans receivable, at December 31, 2010.  Nonperforming loans decreased slightly to $4.7 million at March 31, 2011 from $5.0 million at December 31, 2010.  Nonperforming loans to total loans decreased to 4.05% at March 31, 2011 from 4.14% at December 31, 2010.  Loans on nonaccrual which were less than ninety days past due totaled $397,000 at March 31, 2011 compared to $1.6 million at December 31, 2010.

Deposits.  Total deposits increased $9.4 million, or 7.0%, to $143.2 million at March 31, 2011 from $133.8 million at December 31, 2010.  This increase was due primarily to $10.0 funds received in connection with our recent stock offering.

Equity.  Total equity increased $8,000 to $15.0 million at March 31, 2011, from $15.0 million at December 31, 2010.  This increase was solely due to the net income for the three months ended March 31, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2011 and 2010

General.  Net earnings for the three months ended March 31, 2011 was $8,000 compared to a net earnings of $14,000 for the three months ended March 31, 2010, resulting in an annualized return on average assets of 0.02% for the three months ended March 31, 2011 and 0.04% for the three months ended March 31, 2010.  The decrease in net earnings was due primarily to a decrease in our net interest margin and a slight increase on total noninterest expense, offset by a decrease in provision for loan loss.  Net interest income decreased $66,000 from the three months ended March 31, 2010 to the three months ended March 31, 2011, while total noninterest expense increased $38,000 and our provision for loan loss decreased $75,000.

Net Interest Income.  Net interest income decreased $66,000, or 4.3%, to $1,452,000 for the three months ended March 31, 2011 from $1,518,000 for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 4.05% for the three months ended March 31, 2011 from 4.16% for the same period in 2010, while our net interest margin decreased to 4.22% at March 31, 2011 from 4.41% at March 31, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2011 increased to 1.20, from 1.18 for the three months ended March 31, 2010.

Interest Income. Interest income for the three months ended March 31, 2011 decreased $264,000, or 13.08%, to $1.7 million from $2.0 million for the same period ended March 31, 2010.  The decrease in interest income for the three months ended March 31, 2011 was primarily due to lower average balances of interest-earning assets, in particular, loans receivable.  Average interest-earning loans decreased to $116.2 million during the three months ended March 31, 2011 compared to $129.7 million for the three months ended March 31, 2010.

Interest Expense. Interest expense for the three months ended March 31, 2011 was $303,000 compared to $501,000 for the same period in 2010, a decrease of $198,000 or 39.5%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $55.1 million for the three month period ended March 31, 2011 from $63.2 million for the same period in 2010 and the average rate paid on certificates of deposit decreased to 1.40% from 2.10%.

Provision for Loan Losses.  We recorded a provision for loan losses of $225,000 for the three months ended March 31, 2011 and $300,000 for the same period in 2010.  The provision for loan losses reflected the decrease in the size of our loan portfolio and in loan charge-offs between these two periods as well as the change in the mix of loans. Net charge-offs for the three months ended March 31, 2011 were $141,000 compared to $211,000 for the three months ended March 31, 2010. For the first quarter of 2011, net charge-offs consisted of $91,000 for credit card and unsecured loans, $38,000 for second mortgage loans, $15,000 for other secured consumer loans, and a net recovery of $2,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $208,000 for credit card and unsecured loans, $7,000 for automobile loans, $1,000 for other secured consumer loans, and a recovery of $5,000 for one- to four-family mortgage loans.  Nonperforming loans to total loans at March 31, 2011 were 4.05% compared to 4.14% at March 31, 2010.  The allowance for loan losses to net loans receivable was 1.49% at March 31, 2011 compared to 1.29% at March 31, 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2011 and 2010, Continued

As mentioned above, this decrease was due to a decline in the overall size of the loan portfolio. In addition, based on our loan loss experience, loans secured by residential properties have historically resulted in a lower loss rate compared to our other loans.  Accordingly, we generally provide a lower allowance factor for these loans than for other categories of loans in the portfolio, thus requiring a smaller contribution to the allowance for loan losses than if the increase in non-performing loans consisted of higher risk loans. In addition, the amount of our allowance for loan losses was favorably impacted by continuing declines in our automobile, credit card and unsecured loans which have historically had a higher allowance factor and loss rate compared to one- to four-family mortgage loans.

Management considers the allowance for loan losses at March 31, 2011 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2011 increased $19,000, or 3.4%, to $581,000 compared to $562,000 for the same period in 2010. Loan fees increased $1,000 and service charges on deposit accounts increased by $18,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2011 was $1.8 million compared to $1.8 million for the same period in 2010, an increase of $38,000 or 2.2%.  The largest increase occurred in salaries and employee benefits expense, which increased $53,000, or 6.3%, to $892,000 for the three months ended March 31, 2011, from $839,000 for the same period last year.  The increase in salaries and employee benefits expense primarily was due a one time bonus paid to employees (excluding senior management) in March in lieu of salary increases.

Income Taxes. For the three months ended March 31, 2011, we recorded income tax expense of $5,000 on before tax earnings of $13,000.  For the three months ended March 31, 2010, we recorded income tax expense of $9,000 on a before tax income of $23,000.  Our effective tax rate for the three months ended March 31, 2011 was 37.6% as compared to 37.6% for the same time period in 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In the opinion of management, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

Item 1A.     Risk Factors

Not required for smaller reporting companies.

Item 2.        Unregistered Sales of Equity Securities and use of Proceeds

The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-169555) was February 11, 2011. The class of securities registered with the SEC was Sunshine Financial, Inc. common stock, par value $0.01 per share.  A total of 1,388,625 shares of common stock for an aggregate price of $13,886,250 were registered with the SEC.  The amount of securities sold in the offering was $12,344,450, or 1,234,445 shares, of common stock, all of which shares were sold to in a subscription and community offering at a price per share of $10.00. The offering was consummated on April 5, 2011.  Keefe, Bruyette & Wood, Inc. acted as marketing agent for the offering. The net proceeds resulting from the offering after deducting all expenses related to the offering were $11.5 million.  The net proceeds have initially been invested in securities and cash and cash equivalents.

Item 3.        Defaults Upon Senior Securities

Nothing to report.

Item 4.        Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.        Other Information

Nothing to report.

Item 6.        Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: May 16, 2011	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 16, 2011	By:	/s/ Scott A. Swain
Scott A, Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

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

10.4	Employee Severance Policy(incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.5	Director Fee Arrangements(incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification