Form 10-Q
period 2011-06-30
Sunshine Financial Inc
filed 2011-08-15
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X ]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:

At August 15, 2011, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

	Condensed Consolidated Statements of Earnings for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six-Month Periods Ended June 30, 2011 and 2010 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands, except share information)

	At June 30, 2011	At December 31, 2010
	(Unaudited)
Assets

Cash and due from banks	$1,397	1,036
Interest-bearing deposits with banks	1,803	1,709
Federal funds sold	17,999	16,579

Cash and cash equivalents	21,199	19,324

Securities held to maturity (fair value of $11,828 and $3,241)	11,522	3,027
Loans, net of allowance for loan losses of $1,604 and $1,621	111,258	118,060
Premises and equipment, net	3,768	3,979
Federal Home Loan Bank stock, at cost	273	298
Deferred income taxes	2,184	2,228
Accrued interest receivable	507	551
Foreclosed real estate	736	596
Other assets	1,521	1,861

Total assets	$152,968	149,924

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	22,713	19,985
Money-market deposit accounts	23,997	23,562
Savings accounts	33,966	33,098
Time deposits	44,666	57,112

Total deposits	125,342	133,757

Official checks	1,367	520
Advances by borrowers for taxes and insurance	237	112
Other liabilities	368	496

Total liabilities	127,314	134,885

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized,
1,234,454 shares issued and outstanding at June 30, 2011	12	-
Additional paid in capital	11,488	-
Retained earnings	15,117	15,039
Unallocated Employee Stock Ownership Plan (ESOP) shares	(963)	-

Total stockholders' equity	25,654	15,039

Total liabilities and stockholders’ equity	$152,968	149,924

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans	$1,686	1,934	3,393	3,898
Securities, held to maturity	72	50	109	103
Other	12	2	22	4

Total interest income	1,770	1,986	3,524	4,005

Interest expense:
Deposit accounts	252	454	555	954

Net interest income	1,518	1,532	2,969	3,051

Provision for loan losses	225	225	450	525

Net interest income after provision for loan losses	1,293	1,307	2,519	2,526

Noninterest income:
Fees and service charges on deposit accounts	565	572	1,109	1,112
Fees and charges on loans	26	23	48	44
Other	6	31	22	32

Total noninterest income	597	626	1,179	1,188

Noninterest expenses:
Salaries and employee benefits	866	822	1,758	1,661
Occupancy and equipment	271	307	540	603
Data processing services	181	201	360	361
Professional fees	139	110	277	229
FDIC insurance	36	56	83	115
Advertising and promotion	18	17	32	36
Stationary and supplies	11	11	28	20
Other	259	242	498	498

Total noninterest expenses	1,781	1,766	3,576	3,523

Earnings before income taxes	109	167	122	191

Income taxes	39	63	44	72

Net earnings	$70	104	78	119

Basic earnings per common share	$0.06	-	-	-

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2011 and 2010
(In thousands)

			Additional		Unearned	Total
	Common Stock		Paid In	Retained	ESOP	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2009	-	$-	-	14,653	-	14,653

Net earnings (unaudited)	-	-	-	119	-	119

Balance, June 30, 2010 (unaudited)	-	$-	-	14,772	-	14,772

Balance, December 31, 2010	-	-	-	15,039	-	15,039

Net earnings (unaudited)	-	-	-	78	-	78

Proceeds from issuance of common stock, net of offering costs of $847 (unaudited)	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for ESOP (unaudited)	98,756	1	987	-	(988)	-

Common stock allocated to ESOP participants (unaudited)	-	-	3	-	25	28

Balance, June 30, 2011 (unaudited)	1,234,454	$12	11,488	15,117	(963)	25,654

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$78	119
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	245	284
Provision for loan losses	450	525
Deferred income taxes	44	72
Net accretion (amortization) of premiums/discounts on securities	1	(6)
Net amortization of deferred loan fees and costs	4	1
Loans originated for sale	(792)	-
Proceeds from loans sold	792	-
ESOP compensation expense	28	-
Decrease (increase) in accrued interest receivable	44	(2)
Decrease in other assets	340	86
Proceeds from sale of foreclosed real estate	-	341
Gain on sale of foreclosed real estate	-	(20)
Write-down of foreclosed real estate	-	19
Increase (decrease) in official checks	847	(309)
Net increase in advances by borrowers for taxes and insurance	125	152
(Decrease) increase in other liabilities	(128)	199
Capital expenditures for foreclosed real estate	(26)	-

Net cash provided by operating activities	2,052	1,461
Cash flows from investing activities:
Net purchases (repayments) of securities held-to-maturity	(8,496)	635
Net decrease in loans	6,234	4,032
Net purchases of premises and equipment	(34)	(13)
Proceeds from sale of Federal Home Loan Bank stock	25	-

Net cash (used in) provided by investing activities	(2,271)	4,654

Cash flows from financing activities:
Net decrease in deposits	(8,415)	(4,701)
Net proceeds from stock issuance	11,497	-
Issuance of common stock to ESOP	(988)	-

Net cash provided by (used in) financing activities	2,094	(4,701)

Increase in cash and cash equivalents	1,875	1,414

Cash and cash equivalents at beginning of period	19,324	11,147

Cash and cash equivalents at end of period	$21,199	12,561

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$555	954

Noncash transactions:
Transfer from loans to foreclosed real estate	$114	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.         Organization and Basis of Presentation

Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share.  In accordance with the Plan of Conversion and Reorganization (the "Plan"), the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. ("Old Sunshine").  See Note 14 for details of the conversion.  The transaction was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.  The unaudited, condensed consolidated financial statements include the consolidated results of operations of Old Sunshine and its subsidiary, the Bank.

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the six- month period ended June 30, 2011 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update

In January 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company's financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement, which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor's ability criterion and related implementation guidance from an entity's assessment of effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not expect the adoption of ASU 2011-03 to have a material impact on our consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update, Continued

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements of ASU 2011-04, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements.

ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated statements, other than lo further increase the amount of financial disclosures already provided.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in this update remove the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of this update is for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated financial statements, other than to further increase the amount of financial disclosures already provided.

3.         Earnings Per Share

Earnings per share have been computed since April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,135,698 shares during the three-month period ended June 30, 2011.  The Company has no dilutive securities.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.         Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2011-
Mortgage-backed securities	$11,522	309	(3)	11,828

At December 31, 2010-
Mortgage-backed securities	$3,027	214	-	3,241

There were no sales of securities during the six months ended June 30, 2011 or the six months ended June 30, 2010, respectively. There were no securities pledged at June 30, 2011 or December 31, 2010.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
At June 30, 2011-
Mortgage-backed securities	$(3)	1,050

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The components of loans are as follows (in thousands):

	June 30,	December 31,
	2011	2010
	(Unaudited)
Real estate mortgage loans:
One-to-four-family	$76,414	78,891
Lot loans	9,122	9,900
Construction	-	349

Total real estate loans	85,536	89,140

Consumer loans:
Home equity	14,000	15,613
Automobile	2,195	2,979
Credit cards and unsecured	8,254	8,945
Deposit account	787	820
Other	2,016	2,205

Total consumer loans	27,252	30,562

Total loans	112,788	119,702

Less:
Loans in process	(117)	(18)
Deferred fees and discounts	43	39
Allowance for losses	1,604	1,621

Total loans, net	$111,258	118,060

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.       Loans, Continued

The Company has divided the loan portfolio into two portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of three classes: One-to-four family, Lot and Construction loans. One-to-four family loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Bank also makes loans on occasion for the purchase of lots for future development by the borrower.

Consumer Loans.  Consumer loans are comprised of five classes: Home Equity, Automobile, Credit Cards and Unsecured, Deposit Account and Other.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ending June 30,
	2011
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total	2010 Total

Beginning balance	$741	59	2	318	42	398	-	145	1,705	1,499
Provision for loan loss	175	78	4	(16)	1	(27)	-	10	225	225
Charge-offs	(61)	-	-	(193)	(4)	(72)	-	(16)	(346)	(221)
Recoveries	-	-	-	-	4	16	-	-	20	42

Ending balance	$855	137	6	109	43	315	-	139	1,604	1,545

	For the Six Months Ending June 30,
	2011
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total	2010 Total

Beginning balance	$623	59	2	252	39	503	-	143	1,621	1,410
Provision for loan loss	293	78	4	88	2	(41)	-	26	450	525
Charge-offs	(61)	-	-	(231)	(6)	(181)	-	(32)	(511)	(493)
Recoveries	-	-	-	-	8	34	-	2	44	103

Ending balance	$855	137	6	109	43	315	-	139	1,604	1,545
Individually evaluated for impairment:
Recorded investment	$2,814	24	-	302	-	-	-	-	3,140
Balance in allowance for loan losses	$617	118	-	-	18	-	-	-	753

Collectively evaluated for impairment:
Recorded investment	$72,983	8,980	-	13,698	2,177	8,254	787	2,016	108,895
Balance in allowance for loan losses	$238	19	6	109	25	315	-	139	851

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk	One to					Credit
Profile by Internally	Four	Lot		Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Construction	Equity	Automobile	Unsecured	Accounts	Other	Total
At June 30, 2011:
Grade:
Pass	$71,986	8,980	-	13,410	2,139	8,210	787	1,865	107,377
Special mention	276	-	-	67	9	30	-	80	462
Substandard	3,535	24	-	523	-	12	-	71	4,165
Doubtful	-	-	-	-	29	2	-	-	31
Loss	617	118	-	-	18	-	-	-	753

Total	$76,414	9,122	-	14,000	2,195	8,254	787	2,016	112,788

At December 31, 2010:
Grade:
Pass	74,664	9,758	349	14,843	2,926	8,904	820	2,168	114,432
Special mention	1,504	-	-	451	7	33	-	-	1,995
Substandard	2,288	51	-	126	43	7	-	37	2,552
Doubtful	-	-	-	-	3	1	-	-	4
Loss	435	91	-	193	-	-	-	-	719

Total	$78,891	9,900	349	15,613	2,979	8,945	820	2,205	119,702

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

Pass – A Pass loan's primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.           Loans, Continued

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

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2011:
Real estate loans:
One-to-four family	$1,422	1,422	-	1,392	2,009	617	2,814	3,431	617
Lot loans	-	-	-	24	142	118	24	142	118
Consumer loans:
Home equity	302	302	-	-	-	-	302	302	-
Automobile	-	-	-	-	18	18	-	18	18

	$1,724	1,724	-	1,416	2,169	753	3,140	3,893	753

At December 31, 2010:
Real estate loans:
One-to-four family	401	401	-	1,429	1,864	435	1,830	2,265	435
Lot loans	-	-	-	51	142	91	51	142	91
Consumer loans-
Home equity	82	82	-	-	193	193	82	275	193

	$483	483	-	1,480	2,199	719	1,963	2,682	719

At June 30, 2011 and December 31, 2010, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual loans which are in the process of foreclosure for impairment.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.         Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Interest income recognized on impaired loans	$-	-

Interest income received on impaired loans	$-	2

Average net recorded investment in impaired loans	$3,157	644

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2011:
Real estate loans:
One-to-four family	$1,064	97	-	1,161	71,378	3,875	76,414
Lot loans	-	-	-	-	8,980	142	9,122
Construction	-	-	-	-	-	-	-
Consumer loans:
Home equity	406	9	-	415	13,063	522	14,000
Automobile	8	5	-	13	2,134	48	2,195
Credit cards and unsecured	38	23	-	61	8,161	32	8,254
Deposit account	1	-	-	1	786	-	787
Other	-	80	-	80	1,865	71	2,016

Total	$1,517	214	-	1,731	106,367	4,690	112,788

At December 31, 2010:
Real estate loans:
One-to-four family	1,292	316	-	1,608	73,310	3,973	78,891
Lot loans	54	-	-	54	9,704	142	9,900
Construction	-	-	-	-	349	-	349
Consumer loans:
Home equity	444	146	-	590	14,307	716	15,613
Automobile	35	6	-	41	2,886	52	2,979
Credit cards and unsecured	52	23	-	75	8,829	41	8,945
Deposit account	-	-	-	-	820	-	820
Other	35	-	-	35	2,133	37	2,205

Total	$1,912	491	-	2,403	112,338	4,961	119,702

At June 30, 2011 and December 31, 2010, there were no loans past due ninety days or more but still accruing.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.         Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $32,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively.  There were no write-downs or sales of foreclosed real estate during the six months ended June 30, 2011 and three sales for the six months ended June 30, 2010 with a net gain of $20,000 and write-downs of $19,000.

7.         Line of Credit

The Company has an unsecured federal funds line of credit for $1.0 million with a correspondent bank and a $15.9 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2011 and December 31, 2010, the Company had no outstanding balances on these lines.

8.         Off-Balance-Sheet Financial Instruments

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.         Off-Balance-Sheet Financial Instruments, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2011 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$14,406

Commitments to extend credit (all fixed rates
ranging from 2.70% to 10.90%)	$618

9.         Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$21,199	21,199	19,324	19,324
Securities held to maturity	11,522	11,828	3,027	3,241
Loans	111,258	110,985	118,060	119,072
Federal Home Loan Bank stock	273	273	298	298
Accrued interest receivable	507	507	551	551

Financial liabilities:
Deposits	125,342	122,127	133,757	131,056
Off-balance-sheet financial instruments	-	-	-	-

10.       Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $56,000 and $35,000 for the six-months ended June 30, 2011 and 2010, respectively.

11.       Employee Stock Ownership Plan ("ESOP")

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime rate and is payable in annual installments and is due in 2021.  The employer expense was $28,000 for the three- and six-month periods ended June 30, 2011.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.       Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2011:
One-to-four family	$1,392	-	-	1,392	617	381
Lot loans	24	-	-	24	118	26
Home equity	-	-	-	-	-	-
Consumer loans	-	-	-	-	18	18

Total	$1,416	-	-	1,416	753	425

At December 31, 2010:
One-to-four family	1,429	-	-	1,429	435	435
Lot loans	51	-	-	51	91	91

Total	$1,480	-	-	1,480	526	526

In addition, loans with a carrying value of $1,724,000 and $483,000 at June 30, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2011-
Foreclosed real estate	$736	-	-	736	40	-

At December 31, 2010-
Foreclosed real estate	$596	-	-	596	40	5

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.       Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At June 30, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2011:
Total Capital to Risk-
Weighted Assets	$19,649	21.18%	$7,421	8.00%	$9,277	10.00%
Tier I Capital to Risk-
Weighted Assets	18,797	20.26	3,711	4.00	5,566	6.00
Tier I Capital
to Total Assets	18,797	12.56	4,491	3.00	7,485	5.00

At December 31, 2010:
Total Capital to Risk-
Weighted Assets	13,989	14.38	7,785	8.00	9,731	10.00
Tier I Capital to Risk-
Weighted Assets	13,087	13.45	3,893	4.00	5,839	6.00
Tier I Capital
to Total Assets	13,087	8.87	4,427	3.00	7,379	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

14.       Adoption of Plan of Reorganization and Subsequent Stock Issuance

On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the “Plan”) adopted by its Board of Directors and approved by its members, the Bank converted from a mutual holding company to a stock holding company form of organization, with the Bank becoming a wholly owned subsidiary of the Holding Company.  The conversion and reorganization was accomplished through the sale and issuance of 1,234,454 shares of common stock at a price of $10.00 per share, through which the Holding Company received proceeds of approximately $10.5 million, net of offering expenses of approximately $847,000.

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

Forward-Looking Statements

"When used in this report and in future filings by Sunshine Financial with the SEC, in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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
•
results of examinations of us by the OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

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

General

On July 1, 2007, Sunshine Savings Bank converted its charter from a state-chartered credit union to a federally chartered savings bank.  On that date the name was changed from Sunshine State Credit Union to Sunshine Savings Bank, and we became a taxable organization.  In January 2009, we reorganized into a mutual holding company structure, with Sunshine Savings Bank as a wholly-owned subsidiary of Sunshine Financial, Inc., a federal corporation ("Old Sunshine"), which was the wholly-owned subsidiary of Sunshine Savings MHC (the "MHC").  On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the "Plan") adopted by its Board of Directors and approved by its members, we converted from a mutual to a stock holding company form of organization, with the MHC and Old Sunshine being merged into a new holding company, Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), and the Bank becoming a wholly-owned subsidiary of the Holding Company.  See Notes 1 and 14 to the Notes to Condensed Consolidated Financial Statements.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Savings Bank, as the context requires.

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

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses and accounting for deferred income taxes.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General.  Total assets increased $3.0 million, or 2.0%, to $153.0 million at June 30, 2011 from $149.9 million at December 31, 2010. The increase in total assets was due primarily to increases in funds received in connection with our recent stock offering which were partially invested in mortgage-backed securities and federal funds sold, offset by a decrease in loans.  Our federal funds sold increased $1.4 million, securities held to maturity increased $8.5 million, and loans decreased $6.8 million since December 31, 2010

Loans.  Our loan portfolio decreased $6.8 million, to $111.3 million at June 30, 2011 from $118.1 million at December 31, 2010.  Real estate mortgage loans decreased $3.6 million while consumer loans decreased $3.2 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy. In addition, management made the strategic decision to compete less aggressively for one- to four family real estate mortgage loans by not matching low loan rates offered by competitors that do not meet the investment objectives for loans held by us. In an attempt to increase future one- to four family real estate mortgage loan originations and generate income we have been approved to originate and sell residential loans to Freddie Mac.  For the six months ended June 30, 2011, the Bank has originated and sold $792,000 in loans to Freddie Mac.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2011 was $1.6 million, or 1.44% of net loans receivable, compared to $1.6 million, or 1.37% of net loans receivable, at December 31, 2010.  Nonperforming loans decreased slightly to $4.7 million at June 30, 2011 from $5.0 million at December 31, 2010.  Nonperforming loans to total loans increased slightly to 4.16% at June 30, 2011 from 4.14% at December 31, 2010 due to the decrease in the loan portfolio.  Loans on nonaccrual which were less than ninety days past due totaled $275,000 at June 30, 2011 compared to $1.6 million at December 31, 2010.

Deposits.  Total deposits decreased $8.4 million, or 6.3%, to $125.4 million at June 30, 2011 from $133.8 million at December 31, 2010.  This decrease was due primarily to $11.0 funds received in connection with our recent stock offering being reclassed to capital stock.

Equity.  Total equity increased $10.6 to $25.6 million at June 30, 2011, from $15.0 million at December 31, 2010.  This increase was due to our conversion to stock and net income for the six months ended June 30, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$112,419	$1,686	6.00%	$127,028	$1,934	6.09%
Investments held to maturity	8,337	72	3.46	3,885	50	5.11
Other interest-earning assets (2)	20,754	12	0.23	6,614	2	0.12

Total interest-earning assets	141,510	1,770	5.00	137,527	1,986	5.78

Noninterest-earning assets	11,376			12,791

Total assets	$152,886			$150,318

Interest-bearing liabilities:
MMDA and statement savings	66,837	105	0.63	54,467	165	1.21
Time deposits	48,263	147	1.22	62,040	289	1.87

Total interest-bearing liabilities	115,100	252	0.87	116,507	454	1.56

Noninterest-bearing liabilities	20,346			18,784
Equity	17,440			15,027

Total liabilities and equity	$152,886			$150,318

Net interest income		$1,518			$1,532

Net interest rate spread (3)			4.13%			4.22%

Net interest margin (4)			4.29%			4.46%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.23x			1.18x

___________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$114,251	$3,393	5.94%	$128,345	$3,898	6.07%
Investments held to maturity	5,617	109	3.86	4,041	103	5.11
Other interest-earning assets (2)	19,620	22	0.22	5,179	4	0.15

Total interest-earning assets	139,488	3,524	5.05	137,565	4,005	5.82

Noninterest-earning assets	11,053			13,175

Total assets	$150,541			$150,740

Interest-bearing liabilities:
MMDA and statement savings	62,989	215	0.68	54,085	332	1.23
Time deposits	51,650	340	1.32	62,615	622	1.99

Total interest-bearing liabilities	114,639	555	0.97	116,700	954	1.63

Noninterest-bearing liabilities	19,656			18,930
Equity	16,246			15,110

Total liabilities and equity	$150,541			$150,740

Net interest income		$2,969			$3,051

Net interest rate spread (3)			4.08%			4.19%

Net interest margin (4)			4.26%			4.44%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.22x			1.18x

_______________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2011 and 2010

General. Net earnings for the three months ended June 30, 2011 was $70,000 compared to net earnings of $104,000 for the three months ended June 30, 2010, resulting in an annualized return on average assets of 0.18% for the three months ended June 30, 2011 and 0.28% for the three months ended June 30, 2010.  The decrease in net earnings was due primarily to a decrease in our net interest margin, a decrease in noninterest income, and a slight increase in noninterest expense.

Net Interest Income.  Net interest income decreased $14,000, or 0.9%, to $1,518,000 for the three months ended June 30, 2011 from $1,532,000 for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 4.13% for the three months ended June 30, 2011 from 4.22% for the same period in 2010, while our net interest margin decreased to 4.29% at June 30, 2011 from 4.46% at June 30, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2011 increased to 1.23x, from 1.18x for the three months ended June 30, 2010.

Interest Income. Interest income for the three months ended June 30, 2011 decreased $216,000, or 10.9%, to $1,770,000 from $1,986,000 for the same period ended June 30, 2010.  The decrease in interest income for the three months ended June 30, 2011 was primarily due to lower average balances of loans receivable.  Average interest-earning loans decreased to $112.4 million during the three months ended June 30, 2011 compared to $127.0 million for the three months ended June 30, 2010.

Interest Expense. Interest expense for the three months ended June 30, 2011 was $252,000 compared to $454,000 for the same period in 2010, a decrease of $202,000 or 44.5%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $48.3 million for the three month period ended June 30, 2011 from $62.0 million for the same period in 2010 and the average rate paid on certificates of deposit decreased to 1.22% from 1.87%. The total cost of funds for the three months ended June 30, 2011 decreased to 0.87% from 1.56% for the three months ended June 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $225,000 for the both the three months ended June 30, 2011 and 2010.  The provision for loan losses reflected the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended June 30, 2011 were $326,000 compared to $179,000 for the three months ended June 30, 2010. For the three months ended June 30, 2011, net charge-offs consisted of $56,000 for credit card and unsecured loans, $193,000 for second mortgage loans, $61,000 for first mortgages, $16,000 for other secured consumer loans, and a net recovery of $1,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $124,000 for credit card and unsecured loans, $32,000 for automobile loans, $38,000 for other secured consumer loans, and a recovery of $15,000 for one- to four-family mortgage loans.  Nonperforming loans to total loans at June 30, 2011 were 4.16% compared to 2.44% at June 30, 2010.  The allowance for loan losses to net loans receivable was 1.44% at June 30, 2011 compared to 1.32% at June 30, 2010.

Our provision for loan losses decreased for the three months ended June 30, 2011, despite an increase in our nonperforming loans.  As mentioned above, this decrease was due to a decline in the overall size of the loan portfolio. In addition, based on our loan loss experience, loans secured by residential properties have historically resulted in a lower loss rate compared to our other loans.  Accordingly, we generally provide a lower allowance factor for these loans than for other categories of loans in the portfolio, thus requiring a smaller contribution to the allowance for loan losses than if the increase in non-performing loans consisted of higher risk loans. In addition, the amount of our allowance for loan losses was favorably impacted by continuing declines in our automobile, credit card and unsecured loans which have historically had a higher allowance factor and loss rate compared to one- to four-family mortgage loans.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2011 and 2010, Continued

Management considers the allowance for loan losses at June 30, 2011 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2011 decreased $29,000, or 4.6%, to $597,000 compared to $626,000 for the same period in 2010. Loan fees increased $3,000 and service charges on deposit accounts and other income decreased by $32,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from the sale of insurance products on consumer loans due to the lower volume of this lending activity.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2011increased $15,000, or 0.9%, to $1,781,000 compared to $1,766,000 for the same period in 2010.  The largest increase occurred in salaries and employee benefits expense, which increased $44,000, or 5.2%, to $866,000 for the three months ended June 30, 2011, from $822,000 for the same period last year.  The increase in salaries and employee benefits expense primarily was due a one time bonus paid to employees in March in lieu of salary increases and expensing the ESOP beginning in April 2011.  For the three months ended June 30, 2011, professional fees increased $29,000, or 26.4%, to $139,000 compared to $110,000 for the same period in 2010.  The increase in professional fees was primarily due to an increase in legal fees associated with foreclosures.  For the three months ended June 30, 2011, occupancy and equipment expense decreased $36,000, or 11.7%, to $271,000 compared to $307,000 for the same period in 2010.  The decrease in occupancy and equipment was primarily due to a decrease in depreciation on software and equipment no longer in use.  For the three months ended June 30, 2011, FDIC insurance expense decreased $20,000, or 35.7%, to $36,000 compared to $56,000 for the same period in 2010.  The decrease in FDIC insurance expense was primarily due to a decrease in our base deposits and a decrease in the assessment rate for the quarter ended June 30, 2011. For the three months ended June 30, 2011, data processing services expense decreased $20,000, or 10.0%, to $181,000 compared to $201,000 for the same period in 2010.  The decrease in data processing services expense was primarily due to a decrease in software maintenance for software no longer used.

Income Taxes. For the three months ended June 30, 2011, we recorded income tax expense of $39,000 on before tax earnings of $109,000.  For the three months ended June 30, 2010, we recorded income tax expense of $63,000 on a before tax income of $167,000.  Our effective tax rate for the three months ended June 30, 2011 was 35.8% compared to 37.7% for the same time period in 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2011 and 2010

General.  Net earnings for the six months ended June 30, 2011 was $78,000 compared to net earnings of $119,000 for the six months ended June 30, 2010, resulting in an annualized return on average assets of 0.10% for the six months ended June 30, 2011 and 0.16% for the six months ended June 30, 2010.  The decrease in net earnings was due primarily to a decrease in our net interest margin, a slight decrease noninterest income and an increase in noninterest expense, offset by a decrease in provision for loan loss.

Net Interest Income.  Net interest income decreased $82,000, or 2.7%, to $2,969,000 for the six months ended June 30, 2011 from $3,051,000 for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 4.08% for the three months ended June 30, 2011 from 4.19% for the same period in 2010, while our net interest margin decreased to 4.26% at June 30, 2011 from 4.44% at June 30, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2011 increased to 1.22x, from 1.18x for the six months ended June 30, 2010.

Interest Income. Interest income for the six months ended June 30, 2011 decreased $481,000, or 12.00%, to $3,524,000 from $4,005,000 million for the same period ended June 30, 2010.  The decrease in interest income for the six months ended June 30, 2011 was primarily due to lower average balances of loans receivable and a 13 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $114.2 million during the six months ended June 30, 2011 compared to $128.3 million for the six months ended June 30, 2010.

Interest Expense. Interest expense for the six months ended June 30, 2011 was $555,000 compared to $954,000 for the same period in 2010, a decrease of $399,000 or 41.8%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $51.6 million for the six month period ended June 30, 2011 from $62.6 million for the same period in 2010 and the average rate paid on certificates of deposit decreased to 1.32% from 1.99%.  The total cost of funds for the six months ended June 30, 2011 decreased to 0.97% from 1.63% for the six months ended June 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $450,000 for the six months ended June 30, 2011 and $525,000 for the same period in 2010.  The provision for loan losses reflected the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the six months ended June 30, 2011 were $467,000 compared to $390,000 for the six months ended June 30, 2010. For the first six months of 2011, net charge-offs consisted of $147,000 for credit card and unsecured loans, $231,000 for second mortgage loans, $61,000 for first mortgages, $30,000 for other secured consumer loans, and a net recovery of $2,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $333,000 for credit card and unsecured loans, $39,000 for automobile loans, $39,000 for other secured consumer loans, and a recovery of $21,000 for one- to four-family mortgage loans.  Nonperforming loans to total loans at June 30, 2011 were 4.16% compared to 2.44% at June 30, 2010.  The allowance for loan losses to net loans receivable was 1.44% at June 30, 2011 compared to 1.32% at June 30, 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2011 and 2010, Continued

Our provision for loan losses decreased for the six months ended June 30, 2011, despite an increase in our nonperforming loans.  As mentioned above, this decrease was due to a decline in the overall size of the loan portfolio. In addition, based on our loan loss experience, loans secured by residential properties have historically resulted in a lower loss rate compared to our other loans.  Accordingly, we generally provide a lower allowance factor for these loans than for other categories of loans in the portfolio, thus requiring a smaller contribution to the allowance for loan losses than if the increase in non-performing loans consisted of higher risk loans. In addition, the amount of our allowance for loan losses was favorably impacted by continuing declines in our automobile, credit card and unsecured loans which have historically had a higher allowance factor and loss rate compared to one- to four-family mortgage loans.

Noninterest Income. Noninterest income for the six months ended June 30, 2011 decreased $9,000, or 0.8%, to $1,179,000 compared to $1,188,000 for the same period in 2010. Loan fees increased $4,000 and service charges on deposit accounts and other income decreased by $13,000 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from the sale of insurance products on consumer loans due to the lower volume of this lending activity.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2011 was $3,576,000 million compared to $3,523,000 for the same period in 2010, an increase of $53,000 or 1.5%.  The largest increase occurred in salaries and employee benefits expense, which increased $97,000, or 5.8%, to $1,758,000 for the six months ended June 30, 2011, from $1,661,000 for the same period last year.  The increase in salaries and employee benefits expense primarily was due a one time bonus paid to employees in March in lieu of salary increases and expensing the ESOP beginning in April 2011.  For the six months ended June 30, 2011, professional fees increased $48,000, or 21.0%, to $277,000 compared to $229,000 for the same period in 2010.  The increase in professional fees was primarily due to an increase in legal fees associated with foreclosures.  For the six months ended June 30, 2011, occupancy and equipment expense decreased $63,000, or 10.4%, to $540,000 compared to $603,000 for the same period in 2010.  The decrease in occupancy and equipment was primarily due to a decrease in depreciation on software and equipment no longer in use.  For the six months ended June 30, 2011, FDIC insurance expense decreased $32,000, or 27.8%, to $83,000 compared to $115,000 for the same period in 2010.  The decrease in FDIC insurance expense was primarily due to a decrease in our base deposits and a decrease in the assessment rate for the quarter ended June 30, 2011.

Income Taxes. For the six months ended June 30, 2011, we recorded income tax expense of $44,000 on before tax earnings of $122,000.  For the six months ended June 30, 2010, we recorded income tax expense of $72,000 on a before tax income of $191,000.  Our effective tax rate for the three months ended June 30, 2011 was 37.6% compared to 37.6% for the same time period in 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3.  Defaults Upon Senior Securities

Nothing to report.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Nothing to report.

Item 6.  Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: August 15, 2011	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 15, 2011	By:	/s/ Scott A. Swain
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

10.4	Employee Severance Policy(incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5	Director Fee Arrangements
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files*

¯           In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.