Form 10-Q
period 2011-09-30
Sunshine Financial Inc
filed 2011-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X ]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
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

At November 14, 2011, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

Condensed Consolidated Statements of Earnings for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-22

Item 2. Management's Discussion and Analysis of Financial Conditionand Results of Operations	23-34

Item 3. Quantitative and Qualitative Disclosure About Market Risk	33

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. (Removed and Reserved)	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands, except share information)

	At September 30, 2011	At December 31, 2010
	(Unaudited)
Assets

Cash and due from banks	$1,116	1,036
Interest-bearing deposits with banks	1,892	1,709
Federal funds sold	15,822	16,579

Cash and cash equivalents	18,830	19,324

Securities held to maturity (fair value of $11,160 and $3,241)	10,806	3,027
Loans, net of allowance for loan losses of $1,559 and $1,621	107,378	118,060
Premises and equipment, net	3,670	3,979
Federal Home Loan Bank stock, at cost	260	298
Deferred income taxes	2,172	2,228
Accrued interest receivable	485	551
Foreclosed real estate	816	596
Other assets	1,511	1,861

Total assets	$145,928	149,924

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	20,973	19,985
Money-market deposit accounts	25,896	23,562
Savings accounts	34,654	33,098
Time deposits	37,382	57,112

Total deposits	118,905	133,757

Official checks	606	520
Advances by borrowers for taxes and insurance	332	112
Other liabilities	392	496

Total liabilities	120,235	134,885

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized,
1,234,454 shares issued and outstanding at September 30, 2011	12	-
Additional paid in capital	11,488	-
Retained earnings	15,132	15,039
Unallocated Employee Stock Ownership Plan (ESOP) shares	(939)	-

Total stockholders' equity	25,693	15,039

Total liabilities and stockholders’ equity	$145,928	149,924

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$1,634	1,901	5,027	5,799
Securities, held to maturity	82	46	192	149
Other	9	2	31	6

Total interest income	1,725	1,949	5,250	5,954

Interest expense:
Deposit accounts	206	411	761	1,365

Net interest income	1,519	1,538	4,489	4,589

Provision for loan losses	306	225	756	750

Net interest income after provision for loan losses	1,213	1,313	3,733	3,839

Noninterest income:
Fees and service charges on deposit accounts	573	616	1,681	1,728
Fees and charges on loans	57	30	106	73
Other	4	9	26	41

Total noninterest income	634	655	1,813	1,842

Noninterest expenses:
Salaries and employee benefits	828	805	2,586	2,466
Occupancy and equipment	272	275	813	878
Data processing services	191	217	551	577
Professional fees	178	126	455	356
FDIC insurance	29	62	112	176
Advertising and promotion	16	19	48	55
Stationery and supplies	12	16	40	36
Other	294	221	792	720

Total noninterest expenses	1,820	1,741	5,397	5,264

Earnings before income taxes	27	227	149	417

Income taxes	13	85	56	156

Net earnings	$14	142	93	261

Basic earnings per common share	$0.01	-	-	-

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2011 and 2010
(In thousands)

			Additional		Unearned	Total
	Common Stock		Paid In	Retained	ESOP	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2009	-	$-	-	14,653	-	14,653

Net earnings (unaudited)	-	-	-	261	-	261

Balance, September 30, 2010 (unaudited)	-	$-	-	14,914	-	14,914

Balance, December 31, 2010	-	-	-	15,039	-	15,039

Net earnings (unaudited)	-	-	-	93	-	93

Proceeds from issuance of common stock, net of offering costs of $847 (unaudited)	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for ESOP (unaudited)	98,756	1	987	-	(988)	-

Common stock allocated to ESOP participants (unaudited)	-	-	3	-	49	52

Balance, September 30, 2011 (unaudited)	1,234,454	$12	11,488	15,132	(939)	25,693

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$93	261
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation	368	405
Provision for loan losses	756	750
Deferred income taxes	56	156
Net accretion (amortization) of premiums/discounts on securities	16	(8)
Net amortization of deferred loan fees and costs	6	3
Loans originated for sale	(2,218)	-
Proceeds from loans sold	2,253	-
Gain on sale of loans	(35)	-
ESOP compensation expense	52	-
Decrease in accrued interest receivable	66	-
Decrease in other assets	350	204
Proceeds from sale of foreclosed real estate	-	582
Gain on sale of foreclosed real estate	-	(13)
Write-down of foreclosed real estate	25	-
Increase (decrease) in official checks	86	(260)
Net increase in advances by borrowers for taxes and insurance	220	279
(Decrease) increase in other liabilities	(104)	44
Capital expenditures for foreclosed real estate	(35)	-

Net cash provided by operating activities	1,955	2,403
Cash flows from investing activities:
Net (repayments) purchases of securities held-to-maturity	(7,795)	946
Net decrease in loans	9,710	7,000
Net purchases of premises and equipment	(59)	(28)
Proceeds from sale of Federal Home Loan Bank stock	38	24

Net cash provided by investing activities	1,894	7,942

Cash flows from financing activities:
Net decrease in deposits	(14,852)	(4,022)
Net proceeds from stock issuance	11,497	-
Issuance of common stock to ESOP	(988)	-

Net cash used in financing activities	(4,343)	(4,022)

(Decrease) increase in cash and cash equivalents	(494)	6,323

Cash and cash equivalents at beginning of period	19,324	11,147

Cash and cash equivalents at end of period	$18,830	17,470

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$761	1,365

Noncash transaction-
Transfer from loans to foreclosed real estate	$210	57

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the nine- month period ended September 30, 2011 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company's financial statements.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings.  The guidance clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for first interim or annual period beginning on or after September 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Company's financial statements.

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

In September 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in this update remove the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of this update is for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of ASU 2011-04 on our consolidated financial statements, but we do not expect its adoption to have a material impact on our consolidated financial statements, other than to further increase the amount of financial disclosures already provided.

3.         Earnings Per Share

Earnings per share have been computed since April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,141,587 shares during the three-month period ended September 30, 2011.  The Company has no dilutive securities.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.         Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2011-
Mortgage-backed securities	$10,806	354	-	11,160

At December 31, 2010-
Mortgage-backed securities	$3,027	214	-	3,241

There were no sales of securities during the nine months ended September 30, 2011 or the nine months ended September 30, 2010, respectively. There were no securities pledged at September 30, 2011 or December 31, 2010.

5.    Loans
The components of loans are as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(Unaudited)
Real estate mortgage loans:
One-to-four-family	$73,875	78,891
Lot loans	8,285	9,900
Construction	-	349

Total real estate loans	82,160	89,140

Consumer loans:
Home equity	13,334	15,613
Automobile	2,239	2,979
Credit cards and unsecured	8,331	8,945
Deposit account	834	820
Other	1,916	2,205

Total consumer loans	26,654	30,562

Total loans	108,814	119,702

Less:
Loans in process	(169)	(18)
Deferred fees and discounts	46	39
Allowance for losses	1,559	1,621

Total loans, net	$107,378	118,060

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.    Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ended September 30,
	2011
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total	2010 Total

Beginning balance	$855	137	6	109	43	315	-	139	1,604	1,545
Provision for loan loss	86	17	(6)	220	5	(30)	-	14	306	225
Charge-offs	(160)	-	-	(104)	(22)	(46)	-	(38)	(370)	(186)
Recoveries	2	-	-	-	5	12	-	-	19	30

Ending balance	$783	154	-	225	31	251	-	115	1,559	1,614

	For the Nine Months Ended September 30,
	2011
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total	2010 Total

Beginning balance	$623	59	2	252	39	503	-	143	1,621	1,410
Provision for loan loss	379	95	(2)	308	7	(71)	-	40	756	750
Charge-offs	(221)	-	-	(335)	(28)	(227)	-	(70)	(881)	(678)
Recoveries	2	-	-	-	13	46	-	2	63	132

Ending balance	$783	154	-	225	31	251	-	115	1,559	1,614
Individually evaluated for impairment:
Recorded investment	$3,649	142	-	380	18	-	-	-	4,187
Balance in allowance for loan losses	$535	118	-	75	18	-	-	-	746

Collectively evaluated for impairment:
Recorded investment	$70,229	8,143	-	12,953	2,221	8,331	834	1,916	104,627
Balance in allowance for loan losses	$248	36	-	150	13	251	-	115	813

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk	One to					Credit
Profile by Internally	Four	Lot		Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Construction	Equity	Automobile	Unsecured	Accounts	Other	Total
At September 30, 2011:
Grade:
Pass	$68,941	7,994	-	12,791	2,198	8,317	834	1,840	102,915
Special mention	673	-	-	87	11	12	-	-	783
Substandard	3,726	173	-	381	2	2	-	76	4,360
Doubtful	-	-	-	-	10	-	-	-	10
Loss	535	118	-	75	18	-	-	-	746

Total	$73,875	8,285	-	13,334	2,239	8,331	834	1,916	108,814

At December 31, 2010:
Grade:
Pass	74,664	9,758	349	14,843	2,926	8,904	820	2,168	114,432
Special mention	1,504	-	-	451	7	33	-	-	1,995
Substandard	2,288	51	-	126	43	7	-	37	2,552
Doubtful	-	-	-	-	3	1	-	-	4
Loss	435	91	-	193	-	-	-	-	719

Total	$78,891	9,900	349	15,613	2,979	8,945	820	2,205	119,702

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

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, or substandard and may even be charged off. The Company uses the following definitions for risk ratings:

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

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2011:
Real estate loans:
One-to-four family	$1,621	1,621	-	2,026	2,026	535	3,647	3,647	535
Lot loans	-	-	-	142	142	118	142	142	118
Consumer loans:
Home equity	245	245	-	135	135	75	380	380	75
Automobile	-	-	-	18	18	18	18	18	18

	$1,866	1,866	-	2,321	2,321	746	4,187	4,187	746

At December 31, 2010:
Real estate loans:
One-to-four family	401	401	-	1,864	1,864	435	2,265	2,265	435
Lot loans	-	-	-	142	142	91	142	142	91
Consumer loans-
Home equity	82	82	-	193	193	193	275	275	193

	$483	483	-	2,199	2,199	719	2,682	2,682	719

At September 30, 2011 and December 31, 2010, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual loans which are in the process of foreclosure for impairment.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Interest income recognized on impaired loans	$-	-

Interest income received on impaired loans	$-	2

Average net recorded investment in impaired loans	$3,068	644

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2011:
Real estate loans:
One-to-four family	$2,001	494	-	2,495	67,540	3,840	73,875
Lot loans	-	109	-	109	7,994	182	8,285
Construction	-	-	-	-	-	-	-
Consumer loans:
Home equity	501	136	-	637	12,289	408	13,334
Automobile	9	4	-	13	2,197	29	2,239
Credit cards and unsecured	87	-	-	87	8,217	27	8,331
Deposit account	1	-	-	1	833	-	834
Other	39	-	-	39	1,789	88	1,916

Total	$2,638	743	-	3,381	100,859	4,574	108,814

At December 31, 2010:
Real estate loans:
One-to-four family	1,292	316	-	1,608	73,310	3,973	78,891
Lot loans	54	-	-	54	9,704	142	9,900
Construction	-	-	-	-	349	-	349
Consumer loans:
Home equity	444	146	-	590	14,307	716	15,613
Automobile	35	6	-	41	2,886	52	2,979
Credit cards and unsecured	52	23	-	75	8,829	41	8,945
Deposit account	-	-	-	-	820	-	820
Other	35	-	-	35	2,133	37	2,205

Total	$1,912	491	-	2,403	112,338	4,961	119,702

At September 30, 2011 and December 31, 2010, there were no loans past due ninety days or more but still accruing.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
Troubled debt restructurings entered into during the periods presented are as follows (dollars in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Outstanding Recorded Investment			Outstanding Recorded Investment
	Number			Number
	of	Pre-	Post-	of	Pre-	Post-
	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
One-to-four family:
Modified interest rates	3	$552	552	3	552	552
Consumer loans:
Home equity:
Modified interest rates	4	196	196	4	196	196

	7	$748	748	7	748	748

The allowance for loan losses on residential real estate and lot loans that have been restructured and are considered trouble debt restructurings ("TDR") is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. TDR's that have subsequently defaulted are considered collateral-dependent.

The allowance for loan losses on consumer loans that have been restructured and are considered TDR's is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.

The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted for the three months ended and nine months ended September 30, 2011.

6.         Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $45,000 and $37,000 for the nine months ended September 30, 2011 and 2010, respectively.  There were no sales of foreclosed real estate but there were write-downs of $25,000 during the nine months ended September 30, 2011 and four sales for the nine months ended September 30, 2010 with a net gain of $13,000 and no write-downs.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.         Line of Credit

The Company has an unsecured federal funds line of credit for $1.0 million with a correspondent bank and a $15.1 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2011 and December 31, 2010, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2011 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$14,421

Commitments to extend credit (all fixed rates
ranging from 2.49% to 13.90%)	$2,141

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.         Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$18,830	18,830	19,324	19,324
Securities held to maturity	10,806	11,160	3,027	3,241
Loans	107,378	107,017	118,060	119,072
Federal Home Loan Bank stock	260	260	298	298
Accrued interest receivable	485	485	551	551

Financial liabilities:
Deposits	118,905	116,813	133,757	131,056
Off-balance-sheet financial instruments	-	-	-	-

10.       Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $83,000 and $58,000 for the nine-months ended September 30, 2011 and 2010, respectively.

11.       Employee Stock Ownership Plan ("ESOP")

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime rate and is payable in annual installments and is due in 2021.  The employer expense was $25,000 and $52,000 for the three- and nine-month periods ended September 30, 2011, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.       Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2011:
One-to-four family	$1,491	-	-	1,491	535	329
Lot loans	24	-	-	24	118	27
Home equity	60	-	-	60	75	75
Automobile	-	-	-	-	18	18

Total	$1,575	-	-	1,575	746	449

At December 31, 2010:
One-to-four family	1,429	-	-	1,429	435	435
Lot loans	51	-	-	51	91	91

Total	$1,480	-	-	1,480	526	526

In addition, loans with a carrying value of $1,866,000 and $483,000 at September 30, 2011 and December 31, 2010, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2011-
Foreclosed real estate	$816	-	-	816	65	25

At December 31, 2010-
Foreclosed real estate	$596	-	-	596	40	5

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At September 30, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2011:
Total Capital to Risk-
Weighted Assets	$19,638	21.89%	$7,176	8.00%	$8,970	10.00%
Tier I Capital to Risk-
Weighted Assets	18,825	20.99	3,588	4.00	5,382	6.00
Tier I Capital
to Total Assets	18,825	13.13	4,301	3.00	7,168	5.00

At December 31, 2010:
Total Capital to Risk-
Weighted Assets	13,989	14.38	7,785	8.00	9,731	10.00
Tier I Capital to Risk-
Weighted Assets	13,087	13.45	3,893	4.00	5,839	6.00
Tier I Capital
to Total Assets	13,087	8.87	4,427	3.00	7,379	5.00

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets decreased $4.0 million, or 2.7%, to $146.0 million at September 30, 2011 from $149.9 million at December 31, 2010. The decrease in total assets was due primarily to decreases in loans, partially offset by increases in mortgage-backed securities.  Loans decreased $10.7 million while securities held to maturity increased $7.8 million December 31, 2010 to September 30, 2011.

Loans.  Our loan portfolio decreased $10.7 million, to $107.4 million at September 30, 2011 from $118.1 million at December 31, 2010.  Real estate mortgage loans, primarily one-to-four family loans, decreased $6.9 million while consumer loans decreased $3.9 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  In an attempt to increase future one- to four family real estate mortgage loan originations and generate income we obtained approval to originate and sell residential loans to Freddie Mac.  For the nine months ended September 30, 2011, the Bank has originated and sold $2.2 million in loans to Freddie Mac.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2011 was $1.6 million, or 1.43% of net loans receivable, compared to $1.6 million, or 1.37% of net loans receivable, at December 31, 2010.  Nonperforming loans decreased slightly to $4.6 million at September 30, 2011 from $5.0 million at December 31, 2010.  Nonperforming loans to total loans increased slightly to 4.20% at September 30, 2011 from 4.14% at December 31, 2010 due to the decrease in the loan portfolio.  Loans on nonaccrual which were less than ninety days past due totaled $234,000 at September 30, 2011 compared to $1.6 million at December 31, 2010.

Deposits.  Total deposits decreased $14.9 million, or 6.3%, to $118.9 million at September 30, 2011 from $133.8 million at December 31, 2010.  This decrease was due primarily to a decrease in time deposits of $19.7 million due to the bank offering lower rates than some banks in the area that are need of short term funding.  This decrease was partially offset by $1.0 million increase in non-interest bearing accounts, a $2.3 million increase in money market accounts and a $1.6 million increase in savings accounts.  These increases were primarily matured time deposits moving to liquid deposit accounts in anticipation of higher rates in the future.

Equity.  Total equity increased $10.7 million to $25.7 million at September 30, 2011, from $15.0 million at December 31, 2010.  This increase was due to our stock offering completed in April 2011 and net income for the nine months ended September 30, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.  Average balances were computed using monthly balances.

	Three Months Ended September 30,
	2011				2010
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans receivable (1)	$109,254		$1,634	5.98%	$124,123		$1,901	6.13%
Investments held to maturity	11,171		82	2.94	3,565		46	5.16
Other interest-earning assets (2)	18,067		9	0.20	13,924		2	0.06

Total interest-earning assets	138,492		1,725	4.99	141,612		1,949	5.50

Noninterest-earning assets	9,950				11,193

Total assets	$148,442				$152,805

Interest-bearing liabilities:
MMDA and statement savings	$59,591		109	0.73	$55,360		147	1.06
Time deposits	40,317		97	0.96	61,278		264	1.72

Total interest-bearing liabilities	99,908		206	0.83	116,638		411	1.41

Noninterest-bearing liabilities	22,843				21,320
Stockholders' equity	25,691				14,847

Total liabilities and stockholders' equity	$148,442				$152,805

Net interest income			$1,519				$1,538

Net interest rate spread (3)				4.16%				4.09%

Net interest margin (4)				4.39%				4.34%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.39	x			1.21	x

______________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2011				2010
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans receivable (1)	$112,685		$5,027	5.95%	$126,594		$5,799	6.11%
Investments held to maturity	7,543		192	3.39	3,822		149	5.21
Other interest-earning assets (2)	20,830		31	0.19	11,904		6	0.07

Total interest-earning assets	141,058		5,250	4.96	142,320		5,954	5.58

Noninterest-earning assets	10,400				11,308

Total assets	$151,458				$153,628

Interest-bearing liabilities:
MMDA and statement savings	$59,463		324	0.73	$54,893		480	1.16
Time deposits	47,792		437	1.22	62,025		885	1.90

Total interest-bearing liabilities	107,255		761	0.95	116,918		1,365	1.56

Noninterest-bearing liabilities	22,785				21,932
Stockholders' equity	21,418				14,778

Total liabilities and stockholders' equity	$151,458				$153,628

Net interest income			$4,489				$4,589

Net interest rate spread (3)				4.01%				4.02%

Net interest margin (4)				4.24%				4.30%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.32	x			1.22	x

______________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2011 and 2010

General. Net earnings for the three months ended September 30, 2011 was $14,000 compared to net earnings of $142,000 for the three months ended September 30, 2010, resulting in an annualized return on average assets of 0.04% for the three months ended September 30, 2011 and 0.38% for the three months ended September 30, 2010.  The decrease in net earnings was due primarily to a decrease in net interest income, and an increase in our noninterest expense.

Net Interest Income.  Net interest income decreased $19,000, or 1.2%, to $1,519,000 for the three months ended September 30, 2011 from $1,538,000 for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, offset by our lower cost of deposits.  Our interest-rate-spread increased to 4.16% for the three months ended September 30, 2011 from 4.09% for the same period in 2010, while our net interest margin increased to 4.39% at September 30, 2011 from 4.34% at September 30, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2011 increased to 1.39x, from 1.21x for the three months ended September 30, 2010.

Interest Income. Interest income for the three months ended September 30, 2011 decreased $224,000, or 11.5%, to $1,725,000 from $1,949,000 for the same period ended September 30, 2010.  The decrease in interest income for the three months ended September 30, 2011 was primarily due to lower average balances of and yields on loans receivable.  Average interest-earning loans decreased to $109.3 million during the three months ended September 30, 2011 compared to $124.1 million for the three months ended September 30, 2010.  The yield on loans declined 15 basis points to 5.98% for the three months ended September 30, 2011, compared to 6.13% for the same three months in 2010.

Interest Expense. Interest expense for the three months ended September 30, 2011 was $206,000 compared to $411,000 for the same period in 2010, a decrease of $205,000 or 49.8%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits. The average balance of time deposits decreased to $40.3 million for the three month period ended September 30, 2011 from $61.3 million for the same period in 2010 and the average rate paid on time deposits decreased to 0.96% from 1.72%. The total cost of funds for the three months ended September 30, 2011 decreased to 0.83% from 1.41% for the three months ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $306,000 for the three months ended September 30, 2011 and $225,000 for the three months ended September 30, 2010.  The provision for loan losses reflected historical and expected future loan losses, the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended September 30, 2011 were $351,000 compared to $156,000 for the three months ended September 30, 2010. For the three months ended September 30, 2011, net charge-offs consisted of $34,000 for credit card and unsecured loans, $104,000 for second mortgage loans, $158,000 for first mortgages, $38,000 for other secured consumer loans, and $17,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $67,000 for credit card and unsecured loans, $15,000 for automobile loans, $43,000 for other secured consumer loans, and $31,000 for second mortgage loans.  Nonperforming loans to total loans at September 30, 2011 were 4.20% compared to 3.36% at September 30, 2010.  The allowance for loan losses to net loans receivable was 1.43% at September 30, 2011 compared to 1.32% at September 30, 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2011 and 2010, Continued

Our provision for loan losses increased for the three months ended September 30, 2011, despite an increase in our nonperforming loans.  As mentioned above, this decrease reflected historical and expected future loan losses, the decrease in the size of our loan portfolio as well as the change in the mix of loans.

      Management considers the allowance for loan losses at September 30, 2011 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2011 decreased $21,000, or 3.1%, to $634,000 compared to $655,000 for the same period in 2010. Loan fees increased $27,000 and service charges on deposit accounts and other income decreased by $48,000 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from debit card activity while the increase in loan fees was primarily due to income from the sale of loans to Freddie Mac.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2011 increased $79,000, or 4.6%, to $1,820,000 compared to $1,741,000 for the same period in 2010.  One of the largest increases occurred in professional fees expense, which increased $52,000, or 41.2%, to $178,000 for the three months ended September 30, 2011, from $126,000 for the same period last year.  The increase in professional fees expense primarily was due to an increase in legal fees associated with foreclosures and outside consultants hired to help the bank comply with a supervisory agreement with the OCC pertaining to information technology.  Salaries and benefits increased $23,000 from $805,000 to $828,000 for the three months ending September 2010 and 2011, respectively, due to expensing the ESOP which was implemented in connection with the stock offering in April 2011.  For the three months ended September 30, 2011, other expense increased $73,000, or 32.9%, to $294,000 compared to $221,000 for the same period in 2010.  The increase in other expense was primarily due to a $48,000 increase in debit card fraud losses and charged off deposit accounts.  For the three months ended September 30, 2011, FDIC insurance expense decreased $33,000, or 53.2%, to $29,000 compared to $62,000 for the same period in 2010.  The decrease in FDIC insurance expense was primarily due to a decrease in our base average assets and a decrease in the assessment rate for the quarter ended September 30, 2011. For the three months ended September 30, 2011, data processing services expense decreased $26,000, or 11.9%, to $191,000 compared to $217,000 for the same period in 2010.  The decrease in data processing services expense was primarily due to a decrease in software maintenance costs for software no longer used.

Income Taxes. For the three months ended September 30, 2011, we recorded income tax expense of $13,000 on before tax earnings of $27,000.  For the three months ended September 30, 2010, we recorded income tax expense of $85,000 on a before tax income of $227,000.  Our effective tax rate for the three months ended September 30, 2011 was 48.1% compared to 37.4% for the same time period in 2010.  The primary reason for the increase in the effective tax rate for the three months ended September 30, 2011 was an adjustment during the quarter for holding company income not previously included in the tax calculation.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2011 and 2010

General.  Net earnings for the nine months ended September 30, 2011 was $93,000 compared to net earnings of $261,000 for the nine months ended September 30, 2010, resulting in an annualized return on average assets of 0.08% for the nine months ended September 30, 2011 and 0.23% for the nine months ended September 30, 2010.  The decrease in net earnings was due primarily to a decrease in net interest income and an increase in noninterest expense.

Net Interest Income.  Net interest income decreased $100,000, or 2.2%, to $4,489,000 for the nine months ended September 30, 2011 from $4,589,000 for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 4.01% for the three months ended September 30, 2011 from 4.02% for the same period in 2010, while our net interest margin decreased to 4.24% at September 30, 2011 from 4.30% at September 30, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2011 increased to 1.32x, from 1.22x for the nine months ended September 30, 2010.

Interest Income. Interest income for the nine months ended September 30, 2011 decreased $704,000, or 11.8%, to $5,250,000 from $5,954,000 for the same period ended September 30, 2010.  The decrease in interest income for the nine months ended September 30, 2011 was primarily due to lower average balances of loans receivable and a 16 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $112.7 million during the nine months ended September 30, 2011 compared to $126.6 million for the nine months ended September 30, 2010.

Interest Expense. Interest expense for the nine months ended September 30, 2011 was $761,000 compared to $1,365,000 for the same period in 2010, a decrease of $604,000 or 44.2%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $47.8 million for the nine month period ended September 30, 2011 from $62.0 million for the same period in 2010 and the average rate paid on certificates of deposit decreased to 1.22% from 1.90%.  The total cost of funds for the nine months ended September 30, 2011 decreased to 0.95% from 1.56% for the nine months ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $756,000 for the nine months ended September 30, 2011 and $750,000 for the same period in 2010.  The provision for loan losses reflected the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the nine months ended September 30, 2011 were $818,000 compared to $546,000 for the nine months ended September 30, 2010. For the first nine months of 2011, net charge-offs consisted of $181,000 for credit card and unsecured loans, $335,000 for second mortgage loans, $219,000 for first mortgages, $68,000 for other secured consumer loans, and $15,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $400,000 for credit card and unsecured loans, $53,000 for automobile loans, $82,000 for other secured consumer loans, $31,000 for second mortgage loans, and a recovery of $20,000 for one- to four-family mortgage loans.  Nonperforming loans to total loans at September 30, 2011 were 4.20% compared to 3.36% at September 30, 2010.  The allowance for loan losses to net loans receivable was 1.43% at September 30, 2011 compared to 1.32% at September 30, 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2011 and 2010, Continued

Noninterest Income. Noninterest income for the nine months ended September 30, 2011 decreased $29,000, or 1.6%, to $1,813,000 compared to $1,842,000 for the same period in 2010. Loan fees increased $33,000 and service charges on deposit accounts and other income decreased by $62,000 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from debit card activity while the increase in loan fees was primarily due to income from the sale of loans to Freddie Mac.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2011 was $5,397,000 compared to $5,264,000 for the same period in 2010, an increase of $133,000 or 2.5%.  The largest increase occurred in salaries and employee benefits expense, which increased $120,000, or 4.9%, to $2,586,000 for the nine months ended September 30, 2011, from $2,466,000 for the same period last year.  The increase in salaries and employee benefits expense primarily was due a one time bonus paid to employees in March in lieu of salary increases and expensing the ESOP implemented in connection with the stock offering in April 2011.  For the nine months ended September 30, 2011, professional fees increased $99,000, or 27.9%, to $455,000 compared to $356,000 for the same period in 2010.  The increase in professional fees expense primarily was due to an increase in legal fees associated with foreclosures and outside consultants hired to help the bank comply with a supervisory agreement with the OTS pertaining to information technology.  For the nine months ended September 30, 2011, other expense increased $72,000, or 10.0%, to $792,000 compared to $720,000 for the same period in 2010.  The increase in other expense was primarily due to a $103,000 increase in debit card fraud losses and charged off deposit accounts partially offset by lower dues and subscription expense.  For the nine months ended September 30, 2011, occupancy and equipment expense decreased $65,000, or 7.4%, to $813,000 compared to $878,000 for the same period in 2010.  The decrease in occupancy and equipment was primarily due to a decrease in depreciation on software and equipment no longer in use.  For the nine months ended September 30, 2011, FDIC insurance expense decreased $64,000, or 36.4%, to $112,000 compared to $176,000 for the same period in 2010.  The decrease in FDIC insurance expense was primarily due to a decrease in our base average assets and a decrease in the assessment rate for the quarter ended September 30, 2011.

Income Taxes. For the nine months ended September 30, 2011, we recorded income tax expense of $56,000 on before tax earnings of $149,000.  For the nine months ended September 30, 2010, we recorded income tax expense of $156,000 on a before tax income of $417,000.  Our effective tax rate for the three months ended September 30, 2011 was 37.6% compared to 37.5% for the same time period in 2010.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2011, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2011, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2011	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2011	By:	/s/ Scott A. Swain
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

10.4	Employee Severance Policy(incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 fo the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-54280))
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files¯

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