Form 10-K
period 2011-12-31
Sunshine Financial Inc
filed 2012-04-16
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

COMMISSION FILE NUMBER 000-54280

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
Title of each class
Common Stock, par value $.01 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [   ]    NO [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [   ]    NO [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.0 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 30, 2012, there were 1,234,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

PART I

Item 1.     Business

General

Sunshine Financial, Inc. (“Sunshine Financial” or the “Company”), a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, Sunshine Savings Bank.  Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  We expanded over the years to serve city, county, state and federal government employees as well as the employees of commercial and industrial companies, associations, contract employees serving these groups, and family members.  This expansion resulted in our evolution toward a community financial institution with a growing focus trending more toward real estate lending than the traditional credit union products.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank’s conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure (the “Conversion”). Please see Note 17 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information.

Unless the context otherwise requires, references in this document to “we,” “us,” and “our” means Sunshine Financial or Sunshine Savings Bank, unless the context otherwise requires.

Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans.

Beginning in the second quarter of 2012, we plan to hire a commercial real estate lender with local experience to originate owner occupied commercial real estate loans.  The target market for these owner occupied commercial real estate loans will be prime credit, 75% loan to value or less, one, three, or seven year balloons with 20 year amortizations.  In addition, we intend to contract with DealerTrack and local new automobile dealerships to originate car loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

We offer a variety of deposit accounts having a wide range of interest rates and terms, including savings accounts, money market deposit and term certificate accounts and demand accounts.  Our primary sources of funds are deposits and payments on loans.

 The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency.  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Forward-Looking Statements

When used in this report and in future filings by Sunshine Financial with the SEC, in Sunshine Financial’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected,” or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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

•
results of examinations of us by the Office of the Comptroller of the Currency, the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

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

Market Area

We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have four retail offices.  Each of our offices are located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in that market was approximately 3%.  This data does not include deposits held by credit unions with which we also compete. See “- Competition.”

Tallahassee is the state capital and home to Florida State University, Florida A&M and Tallahassee Community College and is significantly impacted by government services and education activities.  Our primary market area includes a diverse population of management, professional and sales personnel, office employees, manufacturing and transportation workers, service industry workers and government employees, as well as retired and self-employed individuals.  The population has a skilled work force with a wide range of education levels and ethnic backgrounds.  Major employment sectors are government; education, health and social services; retail trades; professional & business services; leisure & hospitality services; and financial services.

Leon County’s unemployment rate as of February, 2012 is 7.1%, while the State of Florida rate is 9.1% and the US rate is 8.7% for the same time period.  The foreclosure rate in Leon County is slowly increasing at 5.9%, but is well below the State of Florida rate of 11.9%.  Unfortunately, overall the State of Florida has the one highest foreclosure rates in the nation as compared to the US rate of 3.4%.  The median home price in Tallahassee is $170,900 as compared to the Florida median home price of $135,000 and the US median home price of $156,000.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans
One- to four-family	$70,144	67.71%	$78,891	65.91%
Lot loans	7,363	7.11	9,900	8.27
Construction or development	74	0.07	349	0.29
Total real estate loans	77,581	74.89	89,140	74.47

Consumer loans:
Home equity	12,731	12.29	15,613	13.04
Automobile	2,483	2.40	2,979	2.49
Credit cards and unsecured	8,184	7.90	8,945	7.47
Deposit account	791	0.76	820	0.69
Other	1,818	1.76	2,205	1.84
Total consumer loans	26,007	25.11	30,562	25.53

Total loans	103,588		119,702	100.00%

Less:
Loans in process	207		(18)
Deferred fees and discounts	50		39
Allowance for losses	1,329		1,621
Total loans, net	$102,002		$118,060

We do not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and have no established program to originate or purchase subprime loans to be held in our portfolio.  Loans identified as subprime, with FICO scores of less than 660, were predominately originated prior to 2006, while we were a credit union, and are managed in the ordinary course of business. These subprime loans totaled approximately $17.0 million or 16.7% of our total loan portfolio at December 31, 2011, and $18.3 million or 15.5% of our total loan portfolio at December 31, 2010, down from $21.6 million or 16.5% of our total loan portfolio at December 31, 2009.  As of December 31, 2011, our subprime portfolio included approximately $13.3 million in one- to four-family mortgage loans (of which $2.7 million were adjustable rate), $2.4 million in home equity loans (all of which are adjustable rate), $300,000 of automobile loans (of which $100,000 were adjustable rate) and $900,000 in other types of consumer loans (of which $400,000 were adjustable rate) made to borrowers that are considered subprime by banking regulators based on the borrower’s FICO score at the time the loan was originated or modified.  We do not believe subprime lending is a material part of our lending activity.

The reduction in our subprime loan portfolio has been primarily attributable to our change in lending emphasis from higher risk and higher rate automobile and unsecured consumer lending to lower risk and lower yielding single-family mortgage lending and the implementation of more stringent underwriting standards beginning in 2006.  Some of the most important changes made to our underwriting standards included requiring a: (i) minimum length of employment for borrowers; (ii) maximum allowable overall debt to income and unsecured debt to income ratios; (iv) private mortgage insurance on real estate loans with over an 80% loan to value ratio; and (v) minimum acceptable FICO credit score of 660.  As a result, originations to subprime borrowers declined from $1.6 million during 2008 to $200,000 in 2009, a slight increase to 266,000 in 2010 and then decreased to $209,000 in 2011.  Most of the 2011 loans categorized as subprime were prime loans when originated but became subprime as the borrowers encountered financial difficulties.

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan losses) at the dates indicated.

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed-rate loans:
Real estate loans:
One- to four-family	$62,404	60.32%	$69,926	58.42%
Lot loans	7,363	7.19	9,661	8.07
Total real estate loans	69,767	67.51	79,587	66.49

Consumer loans:
Home equity	3,604	3.52	4,797	4.01
Automobile	2,361	2.26	2,488	2.08
Unsecured	2,093	2.00	2,266	1.89
Deposit account	791	0.76	820	0.69
Other	1,785	1.71	2,147	1.79
Total consumer loans	10,634	10.25	12,517	10.46

Total fixed-rate loans	80,401	77.76	92,104	76.95

Adjustable-rate loans:
Real estate loans:
One- to four-family	7,740	7.42	8,966	7.49
Lot loans	-	-	239	0.20
Construction	74	0.07	349	0.29
Total real estate loans	7,814	7.49	9,554	7.98
Consumer loans:
Home equity	9,127	8.76	10,816	9.04
Automobile	122	0.12	491	0.41
Credit Cards	5,302	5.08	5,691	4.75
Unsecured	789	0.76	987	0.82
Other	33	0.03	58	0.05
Total consumer loans	15,373	14.75	18,044	15.07

Total adjustable-rate loans	23,187	22.24	27,598	23.05

Total loans	103,588	100.00%	119,702	100.00

Less:
Loans in process	207		(18)
Deferred fees and discounts	50		39
Allowance for losses	1,329		1,621
Total loans, net	$102,002		$118,060

The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2011.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgages
	One- to four-
	family and lot loans		Construction		Consumer		Tota
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Due during year(s) ending December 31,
2012(1)	$9	5.44%	$-	-%	$5,950	9.47%	$5,959	9.47%
2013 to 2016	759	6.63	-	-	4,792	7.41	5,551	7.30
2017 and following	76,739	5.61	74	6.00	15,265	6.32	92,078	5.73
Total	$77,507	5.62%	$74	6.00%	$26,007	7.24%	$103,588	6.02%
________________
(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2012, which have predetermined interest rates is $79.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $18.0 million.

Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors.  Unsecured loans of $50,000 and secured loans of $150,000 and below meeting our underwriting guidelines can be approved by individual loan officers, although secured loans up to $750,000 may be approved by our Chief Executive Officer.  Our loan committee, consisting of our President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and our Senior Vice President and Chief Financial Officer, reviews all other loans and all loan modifications.  Loan committee meetings require a quorum of three members of the committee.  Loans submitted to the loan committee require approval of a majority of the members voting and approval of all members present if only three members are present.  Loans exceeding $1.0 million must be approved by the board of directors.  All closed loans are presented to the Board for ratification on a monthly basis.

At December 31, 2011, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $2.9 million.  Our five largest lending relationships totaled $2.7 million in the aggregate, or 2.6% of our gross loan portfolio, at December 31, 2011.  The largest relationship consists of a $707,000 loan secured by a principal residence.  The next four largest lending relationships at December 31, 2011, range from $367,000 to $603,000 and likewise are each secured by a principal residence.  Two of these loans, one for $535,000 and one for $367,000 are currently in the process of foreclosure.

One- to Four-Family Real Estate Lending and Lot Loans.  We originate loans secured by first mortgages on one- to four-family residences primarily in our market area.  We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers are also important sources of loan originations.  Since converting from a credit union to a federal mutual savings bank in 2007, we have expanded our target residential mortgage market to include individuals who are not members, with an emphasis on increasing our residential real estate loan originations.

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%.  For loans exceeding an 80% loan-to-value ratio, since 2006, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  The majority of our one- to four-family residential loans are originated with fixed rates and have terms of ten to 30 years.  We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin.  Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan.  Our ARM loans have terms up to 30 years.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  Our ARM loans generally have a cap of two percentage points on rate adjustments during any one year and nine percentage points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  During the year ended December 31, 2011, we originated $9.6 million of one- to four-family fixed rate mortgage loans and no one- to four-family ARM loans.  Of the $9.6 million in one- to four-family fixed rate mortgage loans originated during 2011, we sold $6.6 million of those loans to FHLMC, but retained the servicing rights.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have not originated any ARM loans in the past two years and total ARM loans represent only 10.0% of our total mortgage loan portfolio.  As of December 31, 2011, one-to-four family mortgage loans delinquent over 60 days represented 6.62% of that portfolio compared to 5.36% as of December 31, 2010.    See “- Asset Quality -- Nonperforming Assets” and “-- Classified Assets.”

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $123,600 at December 31, 2011.

Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years. At December 31, 2011, lot loans totaled $7.5 million or 7.2% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $48,700.

Property appraisals on real estate securing our one- to four-family and lot loans are made by state certified independent appraisers approved by the board of directors.  Appraisals are performed in accordance with applicable regulations and policies.  We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney’s opinion in lieu of title insurance.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one- to four-family loans.

We also originate a limited amount of construction loans for single family houses to individuals for construction of their primary residence in our market area.  We will generally originate construction loans in an amount up to 80% for a one- to four-family residential construction loan.  Our construction loans generally have terms up to 12 months and provide for monthly payments of interest only until maturity.  We typically convert construction loans to individuals to permanent loans on completion of construction but do not require take-out financing prior to origination.

Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.  If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan.  If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan.  In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Lot loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  The value of the lots securing our loans may be affected by the success of the development in which they are located.

Consumer Lending.  We offer a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans including a credit card product.  We originate our consumer loans primarily in our market area.

Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2011, home equity lines of credit totaled $9.1 million and home equity loans totaled $3.6 million, or collectively 49.0% of our consumer loan portfolio and 12.3% of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on Treasury bill securities adjusted to a constant one-year maturity rate plus a margin or are based on prime plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re-borrowed after payment at any time during the draw period. At December 31, 2011, unfunded commitments on these lines of credit totaled $2.9 million.

Our fixed-rate home equity loans are originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the appraised value of the subject property for home equity loans (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  These loans may have terms for up to 20 years and are fully amortizing.

Collateral value is determined through existing appraisals, new appraisals or evaluations by the loan department.  On second mortgages, we do not require title insurance but do require homeowner, liability, fire and, if required, flood insurance policies.

We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis and beginning in the second quarter of  2012 we anticipate using a program titled DealerTrack which provides us with lending opportunities using our own underwriting parameters.  Our automobile loan portfolio totaled $2.5 million at December 31, 2011, or 9.5% of our consumer loan portfolio and 2.4% of our gross loan portfolio.  Automobile loans may be written for a term of up to six years for new cars and five years for used cars and have fixed or adjustable-rates of interest.  Loan-to-value ratios are up to 100% of the lesser of the purchase price or the National Automobile Dealers Association value for auto loans, plus up to $1,500 for extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.

Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2011, totaled $10.8 million, or 10.3% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2011, unfunded commitments on our unsecured lines of credit and credit cards totaled $11.4 million, and the average outstanding balance on these lines was approximately $2,300.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Our underwriting standards for consumer loans include a determination of the applicant’s credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.

Consumer and other loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and other recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.  Consistent with our asset/liability objectives, we originated and sold $6.6 million one- to four-family mortgage loans to Freddie Mac during 2011 in transactions where we retain the servicing.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2011	2010
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$9,591	$4,436
Lot loans	-	2,951
Construction or development	321	236
Home equity	66	696
Automobile	1,442	630
Credit cards and unsecured	610	740
Deposit accounts	586	493
Other	141	68
Total fixed-rate	12,757	10,250
Adjustable-rate:
One- to four-family real estate	-	-
Home equity	632	770
Automobile	-	-
Credit cards and unsecured	56	46
Other	-	-
Total adjustable rate	688	816
Total loans originated	13,445	11,066
Repayments:
Principal repayments	22,209	21,694
Loan sales	6,586	1,373
Increase (decrease) in other items, net	249	425
Net increase (decrease)	$(15,599)	$(12,426)

Asset Quality

Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2011, loans totaling $1.4 million had their repayment term extended and were not considered non-performing.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as a foreclosed asset held for sale until it is sold or otherwise disposed of.  When foreclosed assets held for sale are acquired, they are recorded at fair value less estimated selling costs.  The initial write-down of the property is charged to the allowance for loan losses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.

Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2011, we had approximately $4.6 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2011, we had $242,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2011, we had $18,000 in one repossessed boat held for sale and $743,000 in foreclosed real estate held for sale.

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2011.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

One- to four-family	3	$375	0. 53%	20	$3,727	5.31%	23	$4,102	5.85%
Lot Loans	-	-	-	4	211	2.87	4	211	2.87
Consumer	8	98	0.38	28	477	1.84	36	575	2.21

Total	11	$473	0.46%	52	$4,415	4.26%	63	$4,888	4.72%

Total delinquent loans reported in the table above include loans to subprime borrowers of approximately $2.0 million and $266,000 of one- to four-family and consumer loans, respectively, representing in the aggregate 46.4% of total delinquent loans.

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $1.4 million and $355,000, at December 31, 2011 and 2010, respectively, in troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2011	2010
	(Dollars in thousands)

Nonaccruing loans:
One- to four-family	$3,956	$3,973
Lot loans	211	142
Construction or development	-	-
Home equity	360	716
Automobile	24	52
Credit cards and unsecured	12	41
Deposit accounts	-	-
Other	75	37
Total	4,638	4,961

Foreclosed assets:
One- to four-family	743	596
Consumer	18	70
Total	761	666

Total nonperforming assets	$5,399	$5,627
Total as a percentage of total assets	3.70%	3.75%

At December 31, 2011 and December 31, 2010, $2.1 million and $2.0 million, respectively, of our total nonaccruing loans related to loans made to subprime borrowers.  For the year ended December 31, 2011, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to approximately $322,000, $56,000 of which was included in interest income.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2011, there were 7 loans totaling $1.2 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered in management's determination of our allowance for loan losses.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2011, we had classified $4.5 million of our loans as substandard, doubtful or loss, of which $4.5 million was included in nonaccruing loans, including $2.7 million that related to subprime borrowers.  This total amount of classified assets represented 16.8% of our equity capital plus allowance for loan losses and 3.1% of our assets at December 31, 2011.

Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are reasonable to estimate.  The allowance is maintained through provisions for loan losses that are charged to earnings in the period they are established.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.

At December 31, 2011, our allowance for loan losses was $1.3 million, or 1.30% of our total loan portfolio and 28.7% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Loans to subprime borrowers are not considered separately when we establish our allowance for loan losses; however, losses on these loans are included in the historical loss factors we use.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for residential mortgage loans in excess of $417,000 by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  In addition, the Office of the Comptroller of the Currency as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate.  The Office of the Comptroller of the Currency may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

There were $1.8 million and $764,000 in net loan charge-offs during the years ended December 31, 2011 and 2010, respectively, of which $440,000 and $492,000, respectively, were related to loans to subprime borrowers.

The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2011	2010

Balance at beginning of period	$1,621	$1,410

Charge-offs:
One- to- four-family	790	128
Lot loans	135	-
Construction or development	-	-
Home equity	516	43
Automobile	29	97
Credit cards and unsecured	278	570
Deposit accounts	-	-
Other	109	172
Total	1,857	1,010

Recoveries:
One- to- four-family	2	100
Lot loans	-	-
Construction or development	-	-
Home equity	1	12
Automobile	16	49
Credit cards and unsecured	66	63
Deposit accounts	-	-
Other	8	22
Total	93	246

Net charge-offs	1,764	764
Additions charged to operations	1,472	975
Balance at end of period	$1,329	$1,621

Ratio of net charge-offs during the period to average loans outstanding during the period	1.59%	0.61%

Ratio of net charge-offs during the period to average nonperforming assets	36.26%	17.97%

Allowance as a percentage of nonperforming loans	28.65%	32.68%

Allowance as a percentage of total loans, net (end of period)	1.30%	1.37%

The following table sets forth the allocation of our allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated.  The portion of the loan allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.  The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$475	67.71%	$585	65.91%
Lot loans	144	7.11	103	8.27
Construction or development	-	0.07	2	0.29
Home equity	235	12.29	252	13.04
Automobile	39	2.40	39	2.49
Credit cards and unsecured	337	7.90	503	7.47
Deposit accounts	-	0.76	-	0.69
Other consumer	99	1.76	137	1.84
Total	$1,329	100.00%	$1,621	100.00%

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See “How We Are Regulated - Sunshine Savings Bank -- Office of the Comptroller of the Currency Regulation” for a discussion of additional restrictions on our investment activities.

Our chief executive officer and chief financial officer have the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the Board of Directors.  These officers consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

Our investment portfolio has historically been a small portion of our assets because we attempt to be fully invested in loans.  We may, however, utilize our borrowing capacity at the FHLB Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  In addition, we invested the net proceeds from our recently completed this stock offering in short-term liquid assets such as U.S. Government and federal agency securities of various maturities, mortgage-backed or other marketable securities, deposits in other financial institutions, or a combination thereof, until they can be deployed in an orderly fashion.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Savings Bank.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.”

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2011, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency mortgage-backed securities	$9,835	$10,088	$3,027	$3,241
Total investment securities	9,835	10,088	3,027	3,241

Federal Home Loan Bank stock	247	247	298	298

Total securities	$10,082	$10,335	$3,325	$3,539

The composition and contractual maturities of the investment securities portfolio as of December 31, 2011, excluding Federal Home Loan Bank stock, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
Held to maturity securities:

Agency mortgage- backed securities	$4,676	3.49%	$5,159	1.47%	$9,835	2.43%	$10,088

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  Our current deposit products include checking, savings, and money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2011, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2011, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 69.6% of total deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Certificates of deposit represent 30.4% of our deposits.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)

Opening balance	$133,757	$140,498
Net Deposits (Withdrawals)	(15,289)	(8,461)
Interest credited	948	1,720

Ending balance	119,416	133,757

Net increase (decrease)	(14,341)	(6,741)

Percent increase (decrease)	(10.7)%	(4.8)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2011		2010
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)

Transactions and Savings Deposits:
Non interest-bearing demand	$21,827	18.3%	$19,985	14.9%
Statement savings	27,700	23.2	26,455	19.8
Money market	27,028	22.6	23,562	17.6
IRA	6,571	5.5	6,643	5.0

Total non-certificates	83,126	69.6	76,645	57.3

Certificates:

0.00 - 1.99%	31,983	25.9	23,774	17.7
2.00 - 3.99%	4,481	3.8	28,963	21.7
4.00 - 5.99%	826	0.7	4,375	3.3

Total certificates	36,290	30.4	57,112	42.7

Total deposits	$119,416	100.0%	$133,757	100.0%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2011.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2012	$6,307	$1,260	$-	$7,567	20.85%
June 30, 2012	6,827	405	43	7,275	20.05
September 30, 2012	6,750	376	40	7,166	19.75
December 31, 2012	7,494	253	88	7,835	21.59
March 31, 2013	599	246	546	1,391	3.83
June 30, 2013	840	484	110	1,434	3.95
September 30, 2013	470	219	-	689	1.90
December 31, 2013	413	379	-	792	2.18
March 31, 2014	195	186	-	381	1.05
June 30, 2014	65	105	-	170	0.47
September 30, 2014	25	470	-	495	1.36
December 31, 2014	69	-	-	69	0.19
Thereafter	929	97	-	1,026	2.83

Total	$30,983	$4,480	$827	$36,290	100.00%

Percent of total	85.38%	12.34	8.27	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2011.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$5,732	$5,112	$10,360	$4,789	$25,994
Certificates of deposit of $100,000 or more	1,833	2,162	4,640	1,662	10,296
Total certificates of deposit	$7,565	$7,274	$15,000	$6,451	$36,290

We are a member of and may obtain advances from the Federal Home Loan Bank of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  At December 31, 2011 and December 31, 2010, we had no Federal Home Loan Bank advances or other borrowings outstanding.  At December 30, 2011, we had the ability to borrow approximately $15.5 million from the Federal Home Loan Bank.  We plan to rely in part on long-term Federal Home Loan Bank advances to fund asset and loan growth.  We are required to own stock in the Federal Home Loan Bank of Atlanta based on the amount of our advances.  At December 30, 2011, we had $247,000 in that stock.

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by Office of the Comptroller of the Currency regulations to invest up to 2% of our assets, or $2.9 million at December 31, 2011, in the stock of, or unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Sunshine Savings Bank has one subsidiary, Sunshine Member Insurance Services, Inc. (“SMSI”), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our capital investment in SMSI as of December 31, 2011 was $100.

Competition

We face strong competition in attracting deposits.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage bankers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks.  We compete because we believe we consistently deliver high-quality, personal service to our customers that result in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Florida and other eastern states.  These include large national lenders and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services and do not actively seek out multifamily loans.  Customers who seek “one-stop shopping” may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, Sunshine Savings Bank's share of deposits in the Tallahassee, Florida Metropolitan Statistical Area was approximately 3%.

How We Are Regulated

General. Set forth below is a brief description of certain laws and regulations that are applicable to Sunshine Financial and Sunshine Savings Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Office of the Comptroller of the Currency has extensive enforcement authority over all savings associations, including Sunshine Savings Bank.  The Federal Reserve has the same type of authority over Sunshine Financial.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of the Comptroller of the Currency or Federal Reserve. Except under certain circumstances, public disclosure of final enforcement actions by the Office of the Comptroller of the Currency or Federal Reserve is required by law.

Recently Enacted Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of the Comptroller of the Currency effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies was transferred to the Federal Reserve. The new law also establishes a Consumer Protection Bureau (CFPB) within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect Sunshine Savings Bank and Sunshine Financial.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Sunshine Savings Bank:

•
The Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency and the authority of the FDIC and Federal Reserve restructured. The federal thrift charter is preserved with the Federal Reserve given authority over savings and loan holding companies.  The regulations of the Office of Thrift Supervision remain in effect except as modified by the Office of the Comptroller of the Currency or the Federal Reserve.  There have been no substantial modifications to these regulations.

•
The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sunshine Savings Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is extended through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

Savings and loan holding companies, such as Sunshine Financial, will be subject to the same capital requirements as bank holding companies in 2015. Currently, a bank holding company with less than $500 million in assets is subject to capital requirements on a bank-only basis (except in certain unusual cases).

Sunshine Savings Bank.  Sunshine Savings Bank, as a federally chartered savings bank, is subject to regulation and oversight by the Office of the Comptroller of the Currency extending to all aspects of its operations. This regulation of Sunshine Savings Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. Sunshine Savings Bank is required to maintain minimum levels of regulatory capital and will be subject to some limitations on the payment of dividends to Sunshine Financial See "- Capital Requirements for Sunshine Savings Bank" and "-Limitations on Dividends and Other Capital Distributions." Sunshine Savings Bank also is subject to regulation and examination by the FDIC, which insures the deposits of Sunshine Savings Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency. The investment and lending authority of Sunshine Savings Bank is prescribed by federal laws and regulations and Sunshine Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, Sunshine Savings Bank is required to meet a qualified thrift lender test. This test requires Sunshine Savings Bank to have at least 65% of its portfolio assets, as defined by statutes, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, Sunshine Savings Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, Sunshine Savings Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender (“QTL”) test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the Office of the Comptroller of the Currency and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless it meets the test as specified, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. As of December 31, 2011, Sunshine Savings Bank met the QTL test.

Sunshine Savings Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2011, Sunshine Savings Bank had 17.9% of its assets in consumer loans, commercial paper and corporate debt securities and no assets in commercial non-mortgage loans.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency. Sunshine Savings Bank is generally authorized to branch nationwide.

Sunshine Savings Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2011, Sunshine Savings Bank's lending limit under this restriction was $2.9 million. We have no loans in excess of our lending limit.

We are subject to periodic examinations by the Office of the Comptroller of the Currency. During these examinations, the examiners may require Sunshine Savings Bank to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. As a federally chartered savings bank, Sunshine Savings Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the Office of the Comptroller of the Currency.

The Office of the Comptroller of the Currency has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC. The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in Sunshine Savings Bank up to $250,000 per separately insured depositor.  Transaction accounts have unlimited coverage until December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules for this purpose, under which the assessment base is average total assets minus Tier 1 capital, effective in the second quarter of 2011.  For Risk Category I, initial base assessment rates are 5-9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates would be 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.

Transactions with Affiliates. Transactions between Sunshine Savings Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sunshine Savings Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition,

Sunshine Savings Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Sunshine Financial is an affiliate of Sunshine Savings Bank.

Sunshine Financial. As a savings and loan holding company, Sunshine Financial is subject to regulation, supervision and examination by the Federal Reserve. Applicable federal law and regulations limit the activities of Sunshine Financial and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof.

Capital Requirements for Sunshine Savings Bank.  Sunshine Savings Bank is required to maintain specified levels of regulatory capital under regulations of the Office of the Comptroller of the Currency. Office of the Comptroller of the Currency regulations state that to be "adequately capitalized," an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total risk-based capital ratio" means the ratio of total capital to risk-weighted assets.

The term "Tier 1 capital" generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At December 31, 2011, Sunshine Savings Bank had $183,000 of goodwill, no other assets, or disallowed servicing assets and $2.1 million of deferred tax assets excluded from Tier 1 capital.

"Total capital" consists of the sum of an institution's Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain cumulative and other perpetual preferred stock, certain subordinated debt and other maturing capital instruments, the amount of the institution's allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities.

Risk-weighted assets are determined under the Office of the Comptroller of the Currency capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The Office of the Comptroller of the Currency is authorized to require Sunshine Savings Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and, until such plan is approved by the Office of the Comptroller of the Currency, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of the Comptroller of the Currency is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

Office of the Comptroller of the Currency regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution with tangible equity to total assets of less than 2.0% is "critically undercapitalized" and becomes subject to further mandatory restrictions on its operations. The Office of the Comptroller of the Currency generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the Office of the Comptroller of the Currency of any of these measures on Sunshine Savings Bank may have a substantial adverse effect on its operations and profitability. In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

At December 31, 2011, Sunshine Savings Bank was considered a "well-capitalized" institution under Office of the Comptroller of the Currency regulations. Regulatory capital is discussed further in Note 16 of the Notes to Consolidated Financial Statements contained herein. New capital regulations are required by the Dodd-Frank Act by 18 months from the date of enactment. We cannot predict what impact such new regulations may have.

Capital Requirements for Sunshine Financial.  Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements for five years. The Federal Reserve, however, expects Sunshine Financial to support Sunshine Savings Bank, including providing additional capital to Sunshine Savings Bank when it does not meet its capital requirements. Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.

Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sunshine Savings Bank is subject to a number of federal laws designed to protect customers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act ("CRA"). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." Sunshine Savings Bank received an "outstanding" rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws.  Sunshine Savings Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require Sunshine Savings Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions. Office of the Comptroller of the Currency regulations impose various restrictions on the ability of savings institutions, including Sunshine Savings Bank, to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Sunshine Savings Bank must file a notice with the Office of the Comptroller of the Currency and the Federal Reserve before making any capital distribution. Sunshine Savings Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. If Sunshine Savings Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the Office of the Comptroller of the Currency’s approval prior to making such distribution. The Office of the Comptroller of the Currency may object to any distribution based on safety and soundness concerns. Additional restrictions on Sunshine Savings Bank dividends may apply if the bank fails the QTL test.

Dividends from Sunshine Financial may depend, in part, upon its receipt of dividends from Sunshine Savings Bank. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Federal Securities Law.  The stock of Sunshine Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended.  Sunshine Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Sunshine Financial stock held by persons who are affiliates of Sunshine Financial may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal shareholders. If Sunshine Financial meets specified current public information requirements, each affiliate of Sunshine Financial will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Sunshine Financial as a registered company under the Securities Exchange Act of 1934. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules.

Federal Taxation

General.  Sunshine Financial and Sunshine Savings Bank will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Sunshine Savings Bank's nor its existing holding companies federal income tax returns have ever been audited by the Internal Revenue Service.

Method of Accounting. For federal income tax purposes, Sunshine Financial and Sunshine Savings Bank currently report their income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of the regular tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  In 2009, Internal Revenue Code Section 172 (b) (1) was amended to allow businesses to carry back losses incurred in 2008 and 2009 for up to five years to offset 50% of the available income from the fifth year and 100% of the available income for the other four years.  At December 31, 2011, we had $2.2 million in net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Sunshine Financial has elected to file consolidated return with Sunshine Savings Bank.  As a result, any dividends Sunshine Financial receives from Sunshine Savings Bank will not be included as income to Sunshine Financial.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.

State Taxation

Sunshine Savings Bank is subject to a franchise tax imposed under Florida Statutes. For Florida, banks and savings associations pay a franchise tax measured by net income. This tax is imposed in lieu of the corporate income tax and is measured by net income of the bank or savings association for the tax year at a rate of 5.5%.

Executive Officers

The following information as to the business experience during the past five years is supplied with respect to executive officers of Sunshine Financial.  Except as otherwise indicated, the persons named have served as officers of Sunshine Financial since it became the holding company of Sunshine Savings Bank, and all offices and positions described below are also with Sunshine Savings Bank.

Louis O. Davis, Jr. Mr. Davis serves as the President and Chief Executive Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Davis also serves as the President and Chief Executive Officer of Sunshine Savings Bank, a position he has held since 2005.  He has over 30 years of experience managing thrifts in Florida, including serving as President and Chief Executive Officer of First Bank of Florida and its publicly-traded holding company, First Palm Beach Bancorp.  Mr. Davis also held senior management positions with First Federal of the Palm Beaches, a mutual thrift in West Palm Beach, Florida.

Brian P. Baggett.  Mr. Baggett serves as the Executive Vice President and Corporate Secretary of Sunshine Financial, positions he has held since its formation in 2010.  Mr. Baggett serves as the Executive Vice President and the Chief Lending Officer of Sunshine Savings Bank, positions he has held since its formation in 2007.  He has been employed at Sunshine Savings Bank, including its predecessor organization, for the last 20 years, and with Sunshine Financial since its incorporation in 2010.  His current responsibilities include overseeing the lending department and bank administration.  He has overseen all major areas of Sunshine Savings Bank.

Scott A. Swain. Mr. Swain serves as a Senior Vice President and the Chief Financial Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Swain also serves as a Senior Vice President and the Chief Financial Officer of Sunshine Savings Bank, a position he has held since December 2004.  Prior to joining Sunshine Savings Bank, Mr. Swain held a similar position at Heartland Community Bank, Camden, Arkansas and Northwest Federal Savings Bank, Spencer, Iowa.  Prior to that, Mr. Swain was a safety and soundness examiner with the Office of Thrift Supervision.

Employees

At December 31, 2011, we had a total of 56 full-time employees and 15 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Internet Website

The Company and Sunshine Savings Bank maintain a website, www.sunshinesavingsbank.com.  Information pertaining to Sunshine Financial, Inc, including SEC filings, can be found by clicking the “Investor Relations” link contained under the heading “About Us.”  This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called “SEC Filings.”  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact Scott A. Swain, Chief Financial Officer, Sunshine Financial, Inc., 1400 East Park Avenue, Tallahassee, Florida 32301 or by calling (850) 219-7200.

Item 1A.  Risk Factors

Not required; the Company is a smaller reporting company

Item 1B.  Unresolved Staff Comments

None

Item 2.     Properties

At December 31, 2011, we had four full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Savings Bank at December 31, 2011.  The aggregate net book value of our premises and equipment was $3.6 million at December 31, 2011.  See also Note 4 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Savings Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2011
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$3,030

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2017	$ 143

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2012	$ 111

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	2012	$ 339

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by Sunshine Savings Bank at December 31, 2011 was $701,000.  Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Savings Bank's operations as a whole.

Item 3.    Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.

Item 4.    Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of common stock of Sunshine Financial are traded on the Over-the-Counter Electronic Bulletin Board, or OTCBB, under the symbol "SSNF". The table below shows the high and low closing prices for our common stock and quarterly dividends paid for the periods indicated.  Our initial public offering closed on April 5, 2011 at a price of $10.00 per share, so pricing information is available from that date forward.  This stock price information was provided by the Yahoo Finance System and is based on OTCBB quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions, except for April 5, 2011, which reflects the original price in the stock offering.

	Stock Price		Dividends Per Share
2011 Quarters	High	Low

Second Quarter (4/5/2011 to 6/30/2011)	$11.55	$10.00	---
Third Quarter (7/1/2011 to 9/30/2011)	$11.03	$ 9.23	---
Fourth Quarter (10/1/2011 to 12/31/2011)	$10.10	$ 9.50	---

At December 31, 2011, there were 1,234,454 shares outstanding and the closing price of our common stock on that date was $9.85.  On that date, we had approximately 200 shareholders of record.

The Company does not currently pay any dividends.  Our cash dividend payout policy, however, is continually reviewed by management and the Board of Directors.  The payment of dividends will depend upon a number of factors, including capital requirements, Sunshine Financial’s and Sunshine Savings Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Future dividends are not guaranteed and will depend on our ability to pay them.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sunshine Savings Bank.  Federal regulations restrict the ability of Sunshine Savings Bank to pay dividends and make other capital distributions to us.  See “Business - How We Are Regulated -- Limitations on Dividends and Other Capital Distributions” in Part I, Item 1 of this report.

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for, and as of the end of, each of the years ended December 31, 2011, 2010 and 2009 is derived from our audited consolidated financial statements.  The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 7 of this Form 10-K.

	At December 31,
	2011	2010	2009
Selected Financial Condition Data:	(In thousands)
Total assets	145,760	$149,924	$156,589
Cash and cash equivalents	25,055	19,324	11,147
Loans receivable net	102,002	118,060	130,486
Securities held to maturity, at amortized cost:
U.S. government and federal agency	9,835	3,027	4,346
Federal Home Loan Bank stock	247	298	334
Deposits	119,416	133,757	140,498
Other borrowings	-	-	-
Equity	25,385	15,039	14,653

	For the Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Selected Operations Data:
Total interest income	$6,858	$7,834	$8,498
Total interest expense	948	1,720	3,242
Net interest income	5,910	6,114	5,256
Provision for loan losses	1,472	975	1,801
Net interest income after provision for loan losses	4,438	5,139	3,455
Fees and service charges on deposit accounts	2,276	2,375	2,006
Fees and service charges on loans	176	101	129
Total noninterest income	2,452	2,476	2,135
Total noninterest expense	7,252	6,997	7,930
Income (loss) before income taxes (benefit)	(362)	618	(2,340)
Income taxes (benefit)	(136)	232	(881)
Net income (loss)	$(226)	$386	$(1,459)

	For the Year Ended December 31,
	2011	2010	2009

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	(0.15)%	0.25%	(0.91)%
Return on equity (ratio of net income to average equity)	(1.01)	2.60	(9.10)
Interest-rate spread information:
Average during period	4.01	4.04	3.17
End of period	3.75	3.74	4.33
Net interest margin(1)	4.23	4.31	3.54
Noninterest income to operating revenue	26.34	24.02	20.08
Operating expense to average total assets	4.83	4.58	4.92
Average interest-earning assets to average interest-bearing liabilities	1.33	1.22	1.17
Efficiency ratio(2)	85.58	80.59	107.29

Asset quality ratios:
Nonperforming assets to total assets at end of period	3.70	3.75	2.27
Nonperforming loans to total loans	4.55	4.20	1.94
Allowance for loan losses to non- performing loans	28.65	32.68	55.61
Allowance for loan losses to loans receivable, net	1.30	1.37	1.08
Net charge-offs to average loans outstanding	1.59	0.61	1.45

Capital Ratios:
Equity to total assets at end of period	17.42	10.03	9.36
Average equity to average assets	14.94	9.70	9.94

Other data:
Number of full-service offices	4	4	4

___________________________
(1)	Net interest income divided by average interest-earning assets.
(2)
Total noninterest expense, excluding foreclosed asset and repossessed property related expenses and terminated stock offering costs, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial conditions and results of operations. The information in this section has been derived from the consolidated financial statements and footnotes thereto, which appear in Part I, Item 8 of this report.  You should read the information in this section in conjunction with the business and financial information regarding the Company as provided in this report.

Overview

Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Savings Bank. Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of the Sunshine Saving Bank’s conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure. Please see Note 17 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information.

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

Our operations are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for our lending activities include primarily deposits, borrowings, payments on loans and income provided from operations.

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

Over the last year, our net interest margin has decreased as a result of the decrease in our yield on earning assets.  While our average yield on interest-earning assets decreased 61 basis points to 4.91% for the year ended December 31, 2011 compared to 5.52% for the year ended December 31, 2010, our average funding costs decreased significantly from 1.48% during the year ended December 31, 2010 to 0.90% for the year ended December 31, 2011.  Our net interest rate spread decreased to 4.01% for the year ended December 31, 2011 compared to 4.04% for the year ended December 31, 2010.

Business and Operating Strategy and Goals

Our primary objective is to continue to grow Sunshine Savings Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our market area.  Our strategy is simply to provide innovative products and superior service to customers in our market area, which we serve through our four convenient banking centers located in Tallahassee, Florida.  We support these banking centers with 24/7 access to on-line banking and participation in a world wide ATM network.  Our recently completed stock offering is a critical component of our business strategy because of the significant increase it provided to our capital base.  To accomplish our objectives, we also need to continually motivate our employees and provide them with the tools necessary to compete effectively with other financial institutions operating in our market area.

Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  Our percentage of nonperforming assets to total assets was 3.70% and 3.75% at December 31, 2011 and 2010, respectively.  Beginning in 2006, as part of management’s decision to reduce the risk profile of our loan portfolio, we changed our lending emphasis from higher risk consumer automobile and unsecured loans to lower risk conforming mortgage loans. We also implemented more stringent underwriting policies and procedures, which included an increased emphasis on a borrower’s ability to repay a loan and required higher credit scores than our lending policies had previously permitted.  We intend to begin originating owner occupied commercial real estate loans in the second quarter of 2012 when we are confident that our staff has the necessary expertise and that sound underwriting and collection procedures are in place.

Leveraging our capital to improve our overall efficiency and profitability.   We may improve our overall efficiency and profitability by leveraging our increased capital base resulting from our recent stock offering.  We also may utilize our borrowing capacity at the FHLB of Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income and liquidity.  We also will continue to emphasize lower cost deposits.

Improving our earnings through  product selection, pricing and lower cost of funds.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.    We will continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans and deposit products and services.  In addition, from time to time, consistent with our asset/liability objectives, we may sell a portion of our residential mortgage loan originations to Freddie Mac or private investors.  This will allow us to maintain our customer relationships and generate servicing income, while also having the funds from any such loan sales available to make additional loans.

Growing our franchise within the Tallahassee metropolitan area. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service. The net proceeds of our recently completed stock offering will allow us to invest in more loans, when appropriate, and provide a menu of services consistent with the needs of the customers in our market area.  Our attention to client service and competitive rates allows us to attract and retain deposit and loan customers.  We intend to contract with DealerTrack and local new automobile dealerships to originate car loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

Emphasizing lower cost core deposits to manage the funding costs of our loan growth.  We offer personal checking, savings and money-market accounts, which generally are lower-cost sources of funds than certificates of deposits and are less sensitive to withdrawal when interest rates fluctuate.  To build our core deposit base, we are pursuing a number of strategies that include sales promotions on savings and checking accounts to encourage the growth of these types of deposits.

Growing our loan portfolio by emphasizing the origination of one- to four-family residential mortgage, home equity and consumer loans.  Our strategy for increasing net income includes increasing our loan originations, with a primary emphasis on one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.

Growing our loan portfolio by originating owner occupied commercial real estate loans.  We intend to begin originating owner occupied commercial real estate loans in the second quarter of 2012.

Controlling our operating expense while continuing to provide excellent customer service. Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.  As a result we believe we can cost-effectively grow as we continue to meet the financial needs of the communities in which we operate.  We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries.  Our ability to provide these services is enhanced by the experience of our executive officers, who have an average of over 27 years’ experience in the financial services industry.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses, accounting for deferred income taxes as well as the valuation of foreclosed assets.  Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included under Part I, Item 8 of this report.

Allowance for Loan Loss.  We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to income.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical industry loss experience adjusted for qualitative factors.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, we do not separately identify individual consumer and residential loans less than $417,000 for impairment disclosures.

Deferred Tax Assets.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The realization of deferred tax assets is dependent on results of future operations.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General. Total assets decreased $4.1 million, or 2.7%, to $145.8 million at December 31, 2011 from $149.9 million at December 31, 2010. The decrease in total assets was due primarily to decreases in loans offset by increases in mortgage-backed securities and interest-bearing deposits with banks.  Securities held to maturity increased $6.8 million, loans decreased $16.0 million and interest-bearing deposits with banks increased $4.8 million since December 31, 2010.

Loans. Our loan portfolio decreased $16.0 million, or 13.6% to $102.0 million at December 31, 2011 from $118.0 million at December 31, 2010.  Real estate mortgage loans decreased $11.5 million while consumer loans decreased $4.5 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  In an attempt to increase future one- to four family real estate mortgage loan originations and generate income we applied for and were approved to originate and sell residential loans to Freddie Mac.  For the year ended December 31, 2011, we originated and sold $6.6 million in loans to Freddie Mac.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2011 was $1.3 million, or 1.30% of net loans receivable, compared to $1.6 million, or 1.37% of net loans receivable, at December 31, 2010.  Nonperforming loans decreased to $4.6 million at December 31, 2011 from $5.0 million at December 31, 2010.  Nonperforming loans to total loans increased to 4.55% at December 31, 2011 from 4.20% at December 31, 2010 primarily due to the decrease in the loan portfolio.  Loans on nonaccrual which were less than ninety days past due totaled $242,000 at December 31, 2011 compared to $1.6 million at December 31, 2010.

Deposits.  Total deposits decreased $14.3 million, or 10.7%, to $119.4 million at December 31, 2011 from $133.8 million at December 31, 2010.  This decrease was due primarily to a decrease in time deposits of $20.8 millioin as a result of Management’s decision not to complete with the higher rates being offered by some financial institutions in the area that are need of short term funding.  This decrease was partially offset by $1.8 million increase in non-interest bearing accounts, a $3.5 million increase in money market accounts and a $1.2 million increase in savings accounts.  These increases were primarily  the result of matured time deposits moving to liquid deposit accounts in anticipation of higher rates in the future.

Equity.  Total equity increased $10.4 million to $25.4 million at December 31, 2011, from $15.0 million at December 31, 2010.  This increase was due to our conversion to stock offset slightly by a net loss for the year ended December 31, 2011.

Average Balances, Interest and Average Yields/Cost

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield for the period they have been on non-accrual.

	Year Ended December 31,
	2011				2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable(1)	$110,843		$6,561	5.92%	$124,860		$7,628	6.11%
Investments	8,148		257	3.16	3,657		192	5.24
FHLB stock	276		2	0.72	321		1	0.31
Other interest-earning assets	20,383		38	0.18	12,954		13	0.11

Total interest-earning assets(1)	139,650		6,858	4.91	141,792		7,834	5.52

Interest-Bearing Liabilities:
MMDA and savings	59,814		433	0.72	55,237		602	1.09
Time deposits	45,190		515	1.14	61,105		1,118	1.83

Total interest-bearing liabilities	105,004		948	0.90	116,342		1,720	1.48

Net interest income			$5,910				$6,114
Interest rate spread				4.01%				4.04%
Net earning assets	$34,646				$25,450
Net interest margin(2)				4.23%				4.31%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.33	x			1.22	x
_____________
(1)  Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)  Net interest margin represents net interest income as a percentage of average interest-bearing assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2011 vs. 2010
	Increase (decrease) due to		Total increase
	Volume	Rate	(decrease)

Interest-earning assets:
Loans receivable	$(856)	$(211)	$(1,067)
Investments	235	(170)	65
FHLB Stock	(1)	2	1
Other interest-earning assets	9	16	25

Total interest-earning assets	$(613)	$(363)	(976)

Interest-bearing liabilities:
NOW, DDA, savings	$50	$(219)	$(169)
Time deposits	(291)	(312)	(603)

Total interest-bearing liabilities	$(241)	$(531)	$(772)

Net interest income	$(372)	$168	$(204)

Comparison of Results of Operation for the Year Ended December 31, 2011 and 2010

General.  For the year ended December 31, 2011 we recorded a net loss of $226,000 compared to net earnings of $386,000 for the year ended December 31, 2010, resulting in an annualized loss on average assets of 0.15% for the year ended December 31, 2011 compared to an annualized return on average assets of 0.25% for the year ended December 31, 2010.  The decrease in net earnings was due primarily to a 3.3% decrease in our net interest income, a 51.0% increase in provision for loan loss, and a 3.6% increase in noninterest expense.

Net Interest Income.  Net interest income decreased $204,000, or 3.3%, to $5.9 million for the year ended December 31, 2011 from $6.1 million for the same period in 2010, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 4.01% for the year ended December 31, 2011 from 4.04% for the same period in 2010, while our net interest margin decreased to 4.23% at December 31, 2011 from 4.31% at December 31, 2010.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2011 increased to 1.33x, from 1.22x for the year ended December 31, 2010.

Interest Income. Interest income for the year ended December 31, 2011 decreased $976,000, or 12.5%, to $6.9 million from $7.8 million for the same period ended December 31, 2010.  The decrease in interest income for the year ended December 31, 2011 was primarily due to lower average balances of loans receivable and a 19 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $110.8 million during the year ended December 31, 2011 compared to $124.9 million for the year ended December 31, 2010.

Interest Expense. Interest expense for the year ended December 31, 2011 was $948,000 compared to $1.7 million for the same period in 2010, a decrease of $772,000 or 44.8%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $45.2 million for the year ended December 31, 2011 from $61.1 million for the same period in 2010 and the average rate paid on certificates of deposit decreased to 1.14% from 1.83%.  The total cost of funds for the year ended December 31, 2011 decreased to 0.90% from 1.48% for the year ended December 31, 2010.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.  See “- Critical Accounting Policies -- Allowance for Loan Loss” for a description of the manner in which the provision for loan losses is established.

Based on management’s evaluation of these factors, we recorded a provision for loan losses of $1.5 million for the year ended December 31, 2011 and $975,000 for the same period in 2010.   Net charge-offs for the year ended December 31, 2011 were $1.8 million compared to $764,000 for the year ended December 31, 2010. For the year ending 2011, net charge-offs consisted of $212,000 for credit card and unsecured loans, $515,000 for second mortgage loans, $788,000 for first mortgages, $135,000 for lot loans, $101,000 for other secured consumer loans, and $13,000 for automobile loans.  For the same period in 2010, net charge-offs consisted of $507,000 for credit card and unsecured loans, $48,000 for automobile loans, $150,000 for other secured consumer loans, $31,000 for second mortgage loans, and $28,000 for one- to four-family mortgage loans.  Nonperforming loans to total loans at December 31, 2011 were 4.55% compared to 4.20% at December 31, 2010.  The allowance for loan losses to net loans receivable was 1.30% at December 31, 2011 compared to 1.37% at December 31, 2010.

Our provision for loan losses increased for the year ended December 31, 2011, due to an increase in our charge offs.  As mentioned above, this increase reflected historical and expected future loan losses, the decrease in the size of our loan portfolio as well as the change in the mix of loans.

Noninterest Income. Noninterest income for the year ended December 31, 2011 decreased $24,000, or 0.9%, to $2.5 million compared to the same period in 2010. Loan fees increased $75,000 and service charges on deposit accounts and other income decreased by $99,000 for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from debit card activity and a loss on the sale of REO, while the increase in loan fees was primarily due to income from the sale of loans to Freddie Mac.

Noninterest Expense. Noninterest expense for the year ended December 31, 2011 was $7.3 million compared to $7.0 million for the same period in 2010, an increase of $255,000 or 3.6%.  The largest increase occurred in salaries and employee benefits expense, which increased $177,000, or 5.4%, to $3.4 million for the year ended December 31, 2011, from $3.3 million for the same period last year.  The increase in salaries and employee benefits expense primarily was due a one time bonus paid to employees in March in lieu of salary increases and expensing the ESOP beginning in April 2011.  For the year ended December 31, 2011, professional fees increased $84,000, or 15.6%, to $620,000 compared to $536,000 for the same period in 2010.  The increase in professional fees expense primarily was due to an increase in legal fees associated with foreclosures and outside consultants hired to help the Bank comply with a supervisory agreement with the OCC pertaining to information technology.  For the year ended December 31, 2011, foreclosed real estate expenses increased $87,000, to $152,000 compared to $65,000 for the same period in 2010.  The increase in foreclosed real estate expenses was primarily due to an increase in the number of foreclosures during the period.  For the year ended December 31, 2011, debit card losses increased $78,000, to $94,000 compared to $16,000 for the same period in 2010.  The increase in debit card losses was primarily due to an increase in debit card fraud losses.  For the year ended December 31, 2011, occupancy and equipment expense decreased $69,000, or 6.0%, to $1.0 million compared to $1.2 million for the same period in 2010.  The decrease in occupancy and equipment was primarily due to a decrease in depreciation on software and equipment no longer in use.  For the year ended December 31, 2011, FDIC insurance expense decreased $93,000, or 39.9%, to $140,000 compared to $233,000 for the same period in 2010.  The decrease in FDIC insurance expense was primarily due to a decrease in our base average assets and a decrease in the assessment rate for the year ended December 31, 2011.

Income Taxes. For the year ended December 31, 2011, we recorded income tax benefit of $136,000 on a before tax loss of $362,000.  For the year ended December 31, 2010, we recorded income tax expense of $232,000 on a before tax income of $618,000.  Our effective tax rate for the year ended December 31, 2011 was 37.6% compared to 37.6% for the same time period in 2010.

Asset/Liability Management

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2011, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a positive 8.87%, which generally means we are asset sensitive, with more assets maturing or repricing in one year than liabilities.  Accordingly, if interest rates rise, our net interest income would be expected to increase because interest received on interest-earning assets, including loans and other investments, would increase more quickly than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is positive is due to our high balances in Fed Funds and short maturity MBS.  However, rising interest rates may hurt our income because they may reduce the demand for loans.

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.  Our board of directors sets the asset and liability policy, which is implemented by management and an asset/liability committee whose members includes certain members of the board and senior management.

The purpose of this committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals.

The committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis and income simulations. The committee recommends appropriate strategy changes based on this review. The committee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors at least quarterly.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Originating adjustable rate home equity loans;

•	Originating a managed amount of short- and intermediate-term fixed rate loans; and

•	Promoting our deposits to establish stable deposit relationships.

Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. We intend to continue our existing strategy of originating a mix of single-family fixed-rate mortgage loans, quarterly adjustable home equity lines of credit, and relatively short term secured consumer loans. We may also originate fixed rate loans for sale to Freddie Mac.

The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our present value equity (“PVE”), which is defined as the net present value of our existing assets and liabilities.  The committee also valuates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of Sunshine Savings Bank generally on a quarterly basis.

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2011, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 300 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared.  As illustrated in the table below, our PVE  would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2011
Change in Interest Rates in	Present Value Equity			PVE
Basis Points	Amount	$ Change	% Change	Ratio %
(Dollars in Thousands)
+300	$16,743	$(2,823)	(27.67)	11.74%
+200	19,566	(2,148)	(15.48)	14.14
+100	21,714	(1,435)	(6.20)	15.23
Base	23,149	-	-	15.84
-100	23,759	610	2.64	16.01

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all of these factors in monitoring our exposure to interest rate risk.

Liquidity

Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses.  We rely on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, proceeds from principal and interest payments on loans, and loans from the Federal Home Loan Bank.  At December 31, 2011, we had $25.1 million in cash and cash equivalents that could be used for our funding needs.

Changes in our liquidity position result from our operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income.  Our primary investing activities include loan originations, loan repayments and investments in other interest-earning assets.  Although financing activities have focused entirely on the generation of deposits, the Federal Home Loan Bank is available for borrowings should the need arise, such as if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.

For the year ended December 31, 2011, cash provided by operating activities totaled $2.0 million, compared to $2.0 in cash provided by operating activities for the year ended December 31, 2010.  Cash provided by investing activities totaled $7.5 million for the year ended December 31, 2011, compared to $12.9 million for the same period in 2010.  These inflows were primarily due to loan pay-offs exceeding loan originations.  Cash used in financing activities totaled $3.8 million for the year ended December 31, 2011, and cash used of $6.7 million in 2010.  These changes are primarily due to decreases in deposits net of the proceeds from our stock issuance in 2011.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2011, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2011, is as follows (in thousands):

Commitments to make loans	$25
Unused lines of credit	14,346
Total loan commitments	$14,371

Capital Resources

Sunshine Savings Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency.  Based on its capital levels at December 31, 2011, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the Office of the Comptroller of the Currency.  Based on capital levels at December 31, 2011, Sunshine Savings Bank was considered to be well-capitalized.

At December 31, 2011, stockholders’ equity totaled $25.3 million.  Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The total capital ratio to risk-weighted assets at December 31, 2011 was 22.35%.  The tier one capital ratio to total assets at December 31, 2011 was 12.69%.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those good and services normally purchased by Sunshine Savings Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See “Asset/Liability Management” under Item 7 above

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sunshine Financial, Inc.
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 16, 2012

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	At December 31,
	2011	2010
Assets

Cash and due from banks	$2,053	1,036
Interest-bearing deposits with banks	6,546	1,709
Federal funds sold	16,456	16,579

Cash and cash equivalents	25,055	19,324

Securities held to maturity (fair value of $10,088 and $3,241)	9,835	3,027
Loans, net of allowance for loan losses of $1,329 and $1,621	102,002	118,060
Premises and equipment, net	3,623	3,979
Federal Home Loan Bank stock, at cost	247	298
Deferred income taxes	2,364	2,228
Accrued interest receivable	454	551
Foreclosed real estate	743	596
Other assets	1,437	1,861

Total assets	$145,760	149,924

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	21,827	19,985
Money-market deposit accounts	27,028	23,562
Savings accounts	34,271	33,098
Time deposits	36,290	57,112
Total deposits	119,416	133,757

Official checks	572	520
Advances by borrowers for taxes and insurance	21	112
Other liabilities	366	496
Total liabilities	120,375	134,885

Commitments and contingencies (Notes 4, 8 and 11)

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized,
1,234,454 shares issued and outstanding at December 31, 2011	12	-
Additional paid in capital	11,487	-
Retained earnings	14,813	15,039
Unearned ESOP shares	(927)	-

Total stockholders' equity	25,385	15,039

Total liabilities and retained earnings	$145,760	149,924

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	2011	2010
Interest income:
Loans	$6,561	7,628
Securities, held to maturity	257	192
Other	40	14

Total interest income	6,858	7,834

Interest expense:
Deposit accounts	948	1,720

Net interest income	5,910	6,114

Provision for loan losses	1,472	975

Net interest income after provision for loan losses	4,438	5,139

Noninterest income:
Fees and service charges on deposit accounts	2,243	2,325
Fees and charges on loans	84	101
Other	125	50

Total noninterest income	2,452	2,476

Noninterest expenses:
Salaries and employee benefits	3,439	3,262
Occupancy and equipment	1,085	1,154
Data processing services	875	917
Professional fees	620	536
Federal Deposit Insurance Corporation insurance	140	233
Advertising and promotion	80	89
Debit card losses	94	16
Telephone and postage	250	287
Foreclosed real estate	152	65
Other	517	438

Total noninterest expenses	7,252	6,997

(Loss) earnings before income taxes (benefit)	(362)	618

Income taxes (benefit)	(136)	232

Net (loss) earnings	$(226)	386

Basic loss per common share	$(0.18)	-

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2011 and 2010
(In thousands)

			Additional		Unearned	Total
	Common Stock		Paid In	Retained	ESOP	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2009	-	$-	-	14,653	-	14,653

Net earnings	-	-	-	386	-	386

Balance at December 31, 2010	-	-	-	15,039	-	15,039

Net loss	-	-	-	(226)	-	(226)

Proceeds from issuance of common stock, net of offering costs of $847	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for ESOP	98,756	1	987	-	(988)	-

Common stock allocated to ESOP participants	-	-	2	-	61	63

Balance at December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(226)	386
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation	491	528
Provision for loan losses	1,472	975
Deferred income taxes (benefit)	(136)	232
Net amortization of premiums/discounts on securities	(40)	(12)
Net amortization of deferred loan fees and costs	7	6
Loans originated for sale	(6,586)	(1,373)
Proceeds from loans sold	6,678	1,379
Gain on sale of loans	(92)	(6)
ESOP compensation expense	63	-
Decrease (increase) in accrued interest receivable	97	(21)
Decrease in other assets	424	182
Loss (gain) on sale of foreclosed real estate	32	(15)
Write-down of foreclosed real estate	68	25
Increase (decrease) in official checks	52	(222)
Net increase in advances by borrowers for taxes and insurance	(91)	(55)
Decrease in other liabilities	(130)	(33)

Net cash provided by operating activities	2,083	1,976
Cash flows from investing activities:
Net repayments (purchases) of securities held-to-maturity	(6,768)	1,331
Net decrease in loans	14,262	11,147
Net purchases of premises and equipment	(135)	(156)
Redemption of Federal Home Loan Bank stock	51	36
Proceeds from sale of foreclosed real estate	92	584

Net cash provided by investing activities	7,502	12,942

Cash flows from financing activities:
Net decrease in deposits	(14,341)	(6,741)
Net proceeds from stock issuance	11,497	-
Issuance of common stock to ESOP	(988)	-
Capital expenditures for foreclosed real estate	(22)	-

Net cash used in financing activities	(3,854)	(6,741)

Increase in cash and cash equivalents	5,731	8,177

Cash and cash equivalents at beginning of year	19,324	11,147

Cash and cash equivalents at end of year	$25,055	19,324

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	-

Interest	$948	1,719

Noncash transaction-
Transfer from loans to foreclosed real estate	$317	298

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010 and the Years Then Ended

(1)  Organization and Significant Accounting Policies

Organization. Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10 per share.  In accordance with the Plan of Conversion and Reorganization (the "Plan"), the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. ("Old Sunshine").  See Note 17 for details of the conversion.  The transaction was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of Sunshine Financial, Inc. and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within ninety days.

Banks are required to maintain cash reserves in the form of vault cash, in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks.  This requirement is based on the amount of the Bank's transaction deposit accounts.  At December 31, 2011 and 2010, the Bank's reserve requirements were $2,053,000 and $1,036,000, respectively.

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

The accrual of interest on loans is discontinued at the time the loan is more than ninety-days delinquent unless the loan is well collateralized and in process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered unlikely.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the year ended December 31, 2011.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding year. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include changes in property values, changes in consumer and business spending and changes in credit availability. The historical experience is adjusted for qualitative factors such as economic conditions and other trends or uncertainties that could affect management's estimate of probable losses.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for residential mortgage loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Income Taxes.  The Company accounts for income taxes in accordance with current income tax accounting guidance required by GAAP, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The current income tax accounting guidance results in two components of income taxes: current and deferred.  Current income taxes reflect taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2011, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Income Taxes, Continued.  The Company files consolidated income tax returns.  Income taxes are allocated to the Holding Company and the Bank as if separate income tax returns were filed.  Interest and penalties on income taxes are recognized as a component of income taxes.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

Federal Home Loan Bank Stock. Fair value of the Company's investment in Federal Home Loan Bank stock is its redemption value of $100 per share.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

The following describes valuation methodologies used for assets and liabilities measured at fair value-

Impaired Loans and Foreclosed Real Estate.  The Company's impaired loans and foreclosed real estate is recorded at fair market value less estimated selling costs.  Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's management related to values of properties in the Company's market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, the fair values estimates for impaired loans and foreclosed real estate are classified as Level 3.

Recent Pronouncements.  In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("ASU No. 2011-02"). This amends the guidance for troubled debt restructurings.  The guidance clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 was effective for annual periods on January 1, 2012 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements, Continued.  In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). ASU 2011-04 applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU 2011-04 is expected to result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, it changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements of ASU 2011-04, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including the following: (1) measuring the fair value of financial instruments that are managed within a portfolio; (2) application of premiums and discounts in a fair value measurement; and (3) additional disclosures about fair value measurements. ASU 2011-04 was effective for annual periods beginning on January 1, 2012 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) ("ASU No. 2011-05"). The amendments in this update remove the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 was effective for annual periods, beginning on January 1, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Earnings Per Share. Earnings per share have been computed since April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  During the nine month period from April 1, 2011 through December 31, 2011, the Company had a net loss of $218,000.  Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the nine months ended December 31, 2011.  The Company has no dilutive securities.

Reclassifications. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform with the 2011 presentation.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Securities Held to Maturity
Management has classified all securities as held to maturity. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2011-
Mortgage-backed securities	$9,835	255	(2)	10,088

At December 31, 2010-
Mortgage-backed securities	$3,027	214	-	3,241

There were no sales of securities during 2011 or 2010. There were no securities pledged as of December 31, 2011.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
At December 31, 2011-
Mortgage-backed securities	$(2)	766

These unrealized losses are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans
The loan portfolio segments are as follows (in thousands):

	December 31,	December 31,
	2011	2010
Real estate mortgage loans:
One-to-four-family	$70,144	78,891
Lot loans	7,363	9,900
Construction	74	349

Total real estate loans	77,581	89,140

Consumer loans:
Home equity	12,731	15,613
Automobile	2,483	2,979
Credit cards and unsecured	8,184	8,945
Deposit account	791	820
Other	1,818	2,205

Total consumer loans	26,007	30,562

Total loans	103,588	119,702

Less (plus):
Loans in process	207	(18)
Deferred fees and discounts	50	39
Allowance for losses	1,329	1,621

Total loans, net	$102,002	118,060

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The Company has divided the loan portfolio into two portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of three classes: One-to-four family, Lot loans and Construction loans. The Company generally originates mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. All loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

Consumer Loans.  Consumer loans are comprised of five classes: Home Equity, Automobile, Credit cards and unsecured, Deposit account and Other.  The Company offers a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by savings deposits.  The Company also offers unsecured consumer loans including a credit card product.  The Company originates its consumer loans primarily in its market area.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The activity in the allowance for loan losses was as follows (in thousands):

	Real Estate Loans			Consumer Loans
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total
Year Ending December 31, 2011:
Beginning balance	$585	103	2	252	39	503	-	137	1,621
Provision (credit) for loan loss	678	176	(2)	498	13	46	-	63	1,472
Charge-offs	(790)	(135)	-	(516)	(29)	(278)	-	(109)	(1,857)
Recoveries	2	-	-	1	16	66	-	8	93

Ending balance	$475	144	-	235	39	337	-	99	1,329
Individually evaluated for impairment:
Recorded investment	$3,087	155	-	590	18	-	-	-	3,850
Balance in allowance for loan losses	$36	85	-	3	18	-	-	-	142

Collectively evaluated for impairment:
Recorded investment	$67,057	7,208	74	12,141	2,465	8,184	791	1,818	99,738
Balance in allowance for loan losses	$439	59	-	232	21	337	-	99	1,187

Year Ending December 31, 2010:
Beginning balance	237	3	-	165	195	645	-	165	1,410
Provision (credit) for loan loss	376	100	2	118	(108)	365	-	122	975
Charge-offs	(128)	-	-	(43)	(97)	(570)	-	(172)	(1,010)
Recoveries	100	-	-	12	49	63	-	22	246

Ending balance	$585	103	2	252	39	503	-	137	1,621
Individually evaluated for impairment:
Recorded investment	$2,265	142	-	275	-	-	-	-	2,682
Balance in allowance for loan losses	$435	91	-	193	-	-	-	-	719

Collectively evaluated for impairment:
Recorded investment	$76,626	9,758	349	15,338	2,979	8,945	820	2,205	117,020
Balance in allowance for loan losses	$150	12	2	59	39	503	-	137	902

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The following summarizes the loan credit quality (in thousands):

	Real Estate Loans			Consumer Loans
Credit Risk	One to					Credit
Profile by Internally	Four	Lot		Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Construction	Equity	Automobile	Unsecured	Accounts	Other	Total
At December 31, 2011:
Grade:
Pass	$64,888	7,151	74	12,218	2,449	8,166	791	1,743	97,480
Special mention	1,528	-	-	91	1	10	-	-	1,630
Substandard	3,728	212	-	422	3	7	-	13	4,385
Doubtful	-	-	-	-	12	1	-	62	75
Loss	-	-	-	-	18	-	-	-	18

Total	$70,144	7,363	74	12,731	2,483	8,184	791	1,818	103,588

At December 31, 2010:
Grade:
Pass	74,664	9,758	349	14,843	2,926	8,904	820	2,168	114,432
Special mention	1,504	-	-	451	7	33	-	-	1,995
Substandard	2,723	142	-	126	43	7	-	37	3,078
Doubtful	-	-	-	193	3	1	-	-	197
Loss	-	-	-	-	-	-	-	-	-

Total	$78,891	9,900	349	15,613	2,979	8,945	820	2,205	119,702

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2011:
Real estate loans:
One-to-four family	$1,894	146	-	2,040	64,148	3,956	70,144
Lot loans	-	-	-	-	7,152	211	7,363
Construction	-	-	-	-	74	-	74
Consumer loans:
Home equity	465	91	-	556	11,815	360	12,731
Automobile	-	1	-	1	2,458	24	2,483
Credit cards and unsecured	107	25	-	132	8,040	12	8,184
Deposit account	-	-	-	-	791	-	791
Other	-	-	-	-	1,743	75	1,818

Total	$2,466	263	-	2,729	96,221	4,638	103,588

At December 31, 2010:
Real estate loans:
One-to-four family	1,292	316	-	1,608	73,310	3,973	78,891
Lot loans	54	-	-	54	9,704	142	9,900
Construction	-	-	-	-	349	-	349
Consumer loans:
Home equity	444	146	-	590	14,307	716	15,613
Automobile	35	6	-	41	2,886	52	2,979
Credit cards and unsecured	52	23	-	75	8,829	41	8,945
Deposit account	-	-	-	-	820	-	820
Other	35	-	-	35	2,133	37	2,205

Total	$1,912	491	-	2,403	112,338	4,961	119,702

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011:
Real estate loans:
One-to-four family	$2,786	3,328	301	301	36	3,087	3,629	36
Lot loans	47	182	108	108	85	155	290	85
Consumer loans:
Home equity	574	660	16	16	3	590	676	3
Automobile	-	-	18	18	18	18	18	18

	$3,407	4,170	443	443	142	3,850	4,613	142

At December 31, 2010:
Real estate loans:
One-to-four family	401	401	1,864	1,864	435	2,265	2,265	435
Lot loans	-	-	142	142	91	142	142	91
Consumer loans-
Home equity	82	82	193	193	193	275	275	193

	$483	483	2,199	2,199	719	2,682	2,682	719

As of December 31, 2011 and 2010, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans for the year ended December 31, 2011 are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2011:
Real estate loans:
One-to-four family	$3,013	20	37
Lot loans	188	5	6
Consumer loans:
Home equity	189	1	10
Automobile	9	-	-

Total	$3,399	26	53

For the Year Ended December 31, 2010:
Real estate loans:
One-to-four family	489	2	-
Lot loans	36	-	-
Consumer loans:
Home equity	119	-	-
Automobile	-	-	-

Total	$644	2	-

Troubled debt restructurings entered into during 2011 are as follows (dollars in thousands):

	Year Ended December 31, 2011
	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
Troubled Debt Restructurings:
Real estate mortgage loans:
One-to-four family:
Modified interest rates	6	$1,152	1,152
Consumer loans:
Home equity:
Modified interest rates	5	214	214

	11	$1,366	1,366

There were no troubled debt restructurings entered into during 2010.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The allowance for loan losses on residential real estate and consumer loans that have been restructured and are considered trouble debt restructurings ("TDR") is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.

The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted for the year ended December 31, 2011.

(4)  Premises and Equipment
Premises and equipment is summarized as follows (in thousands):

	At December 31,
	2011	2010

Land	$528	528
Buildings and improvements	4,321	4,263
Furniture and equipment	4,218	4,141

Total, at cost	9,067	8,932

Less accumulated depreciation	5,444	4,953

Premises and equipment, net	$3,623	3,979

Certain facilities are leased under an operating lease.  Rental expense was $188,000 and $190,000 for the years ended December 31, 2011 and 2010, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2012	$155
2013	73
2014	75
2015	77
2016	79
Thereafter	27

$486

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)  Foreclosed Real Estate
Expenses applicable to foreclosed real estate are as follow (in thousands):

Year Ended December 31,
	2011	2010

Loss (gain) on sales of foreclosed real estate	$32	(15)
Write-down of foreclosed real estate	68	25
Operating expenses	52	55

	$152	65

(6)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $10.2 million and $18.6 million at December 31, 2011 and 2010, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2012	$29,839
2013	4,307
2014	1,202
2015	650
2016	292

$36,290

Interest expense details are as follows (in thousands):

	Year Ended December 31,
	2011	2010

Money-market deposit accounts	$154	200
Savings accounts	279	120
Time deposits	515	1,400

	$948	1,720

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)  Line of Credit

The Company also has an unsecured federal funds line of credit for $4.7 million with a correspondent bank and a $15.5 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2011 and 2010, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows (in thousands):

	At December 31,
	2011	2010
Unused lines of credit (rates range from
3.85% to 15.45%)	$14,346	15,065

Commitments to extend credit (all fixed rates
at 9.25%)	$25	305

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At December 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$25,055	25,055	19,324	19,324
Securities held to maturity	9,835	10,088	3,027	3,241
Loans	102,002	101,736	118,060	119,072
Federal Home Loan Bank stock	247	247	298	298
Accrued interest receivable	454	454	551	551

Financial liabilities:
Deposits	119,416	117,135	133,757	131,056

Off-balance-sheet financial instruments	-	-	-	-

(10)  Income Taxes
The components of income taxes (benefit) are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Deferred:
Federal	$(116)	198
State	(20)	34

Income taxes (benefit)	$(136)	232

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are as follows ($ in thousands):

	Year Ended December 31,
	2011		2010
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
Income taxes (benefit) at Federal
statutory rate	$(123)	34.0%	$210	34.0%
Increase in tax (benefit) expense resulting from-
State taxes, net of Federal tax	(13)	3.6	22	3.6

Total	$(136)	37.6%	$232	37.6%

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$500	610
Net operating loss carryforwards	1,496	1,275
Other	3	-
Nonaccrual interest	311	285
Foreclosed property expenses	106	68

Total deferred tax assets	2,416	2,238

Deferred tax liability-
Premises and equipment	(52)	(10)

Net deferred tax asset	$2,364	2,228

At December 31, 2011, the Company has net operating loss carryforwards of approximately $4 million, available to offset future taxable income. The carryforward will begin to expire in 2027.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2008.

(11)  Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(12)  Related Parties
The Company makes loans to and accepts deposits from its officers and directors and their related entities. The activity is as follows (in thousands):

	Year Ended December 31,
	2011	2010

Loans at beginning of year	$558	583
Additions	20	-
Repayments	(426)	(25)

Loans at end of year	$152	558

Deposits at end of year	$529	346

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions were made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were approximately $110,000 and $85,000 for 2011 and 2010, respectively.

(14)  Employee Stock Ownership Plan ("ESOP")

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime rate and is payable in annual installments and is due in 2021.  The employer expense was $63,000 for the year ended December 31, 2011.

(15)  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Year
At December 31, 2011:
One-to-four family	$1,667	-	-	1,667	592	378
Lot loans	70	-	-	70	220	129
Home equity	501	-	-	501	89	89
Automobile	-	-	-	-	18	18

Total	$2,238	-	-	2,238	919	614

At December 31, 2010:
One-to-four family	1,429	-	-	1,429	435	435
Lot loans	51	-	-	51	91	91

Total	$1,480	-	-	1,480	526	526

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  Fair Value Measurements, Continued
Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant	Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2011-
Foreclosed real estate	$743	-	-	743	83	68

At December 31, 2010-
Foreclosed real estate	$596	-	-	596	40	5

(16)  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Regulatory Matters, Continued
The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2011:
Total Capital to Risk-
Weighted Assets	$19,431	22.35%	$6,955	8.00%	$8,694	10.00%
Tier I Capital to Risk-
Weighted Assets	18,102	20.82	3,478	4.00	5,216	6.00
Tier I Capital
to Total Assets	18,102	12.69	4,279	3.00	7,132	5.00

As of December 31, 2010:
Total Capital to Risk-
Weighted Assets	13,989	14.38	7,785	8.00	9,731	10.00
Tier I Capital to Risk-
Weighted Assets	13,087	13.45	3,893	4.00	5,839	6.00
Tier I Capital
to Total Assets	13,087	8.87	4,427	3.00	7,379	5.00

(17)  Adoption of Plan of Reorganization and Subsequent Stock Issuance

On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the "Plan") adopted by its Board of Directors and approved by its members, the Bank converted from a mutual holding company to a stock holding company form of organization, with the Bank becoming a wholly-owned subsidiary of the Holding Company.  The conversion and reorganization was accomplished through the sale and issuance of 1,234,454 shares of common stock at a price of $10 per share, through which the Holding Company received proceeds of approximately $10.5 million, net of offering expenses of approximately $847,000.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Parent Company Only Financial Information
The Holding Company's financial information as of December 31, 2011 and for the year then ended follows (in thousands):

Condensed Balance Sheets

At December 31,
2011
Assets

Cash	$4,776
Investment in subsidiary	20,543
Other assets	77

Total assets	$25,396

Liabilities and Stockholders' Equity

Other liabilities	11
Stockholders' equity	25,385

Total liabilities and stockholders' equity	$25,396

Condensed Statements of Operations

Year Ended
December 31,
2011

Revenues	$49
Expenses	(19)

Earnings before loss of subsidiary	30

Net loss of subsidiary	(245)

Loss before income tax benefit	(215)

Income taxes	11

Net loss	$(226)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

Year Ended
December 31,
2011
Cash flows from operating activities:
Net loss	$(226)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in other assets	(77)
Increase in other liabilities	11
Equity in undistributed loss of subsidiary	(245)

Net cash used in operating activities	(537)

Cash flows used in investing activity-
Investment in subsidiary	(5,196)

Cash flows from financing activities:
Net proceeds from stock issuance	11,497
Issuance of common stock to ESOP	(988)

Net cash provided by financing activities	10,509

Net increase in cash	4,776

Cash at beginning of the year	-

Cash at end of year	$4,776

Supplemental disclosure of cash flow information:
Noncash transactions-
ESOP compensation expense of subsidiary	$63

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9(A). Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business.  While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)      Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sunshine Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012.  except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and Sunshine Savings Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2010 were Directors Betts (chair), Dodd and Richter, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics is available on our website at www.sunshinesavingsbank.com under “About Us – Investor Relations” or free of charge from the Company by writing to our Corporate Secretary at Sunshine Financial, Inc., 1400 East Park Avenue, Tallahassee, Florida 32301 or by calling (850) 219-7200.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUNSHINE FINANCIAL, INC.

Date: April 16, 2012	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer
Duly Authorized Representative)

KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: April 16, 2012
/s/ Benjamin F. Betts, Jr. Benjamin F. Betts, Jr., Chairman of the Board and Director	Date: April 16, 2012
/s/ Patrick E. Lyons Patrick E. Lyons, Director	Date: April 16, 2012
/s/ Doris K. Richter Doris K. Richter, Director	Date: April 16, 2012
/s/ Fred G. Shelfer Fred G. Shelfer, Director	Date: April 16, 2012
/s/ Robert K. Bacon Robert K. Bacon, Director	Date: April 16, 2012

/s/ Joyce E. Chastain Joyce E. Chastain, Director	Date: April 16, 2012

/s/ Brian P. Baggett Brian P. Baggett, Director	Date: April 16, 2012
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: April 16, 2012

EXHIBIT INDEX

Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2	Bylaws of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
4.0	Form of Common Stock Certificate of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.1
Employment Agreement by and between Sunshine Savings Bank and Louis O Davis, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.2
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and Louis O. Davis Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.3
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and each of Brian P. Baggett and Scott A. Swain (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.4	Employee Severance Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-54280))
11.0	Statement re computation of per share earnings (See Note 1 of the Notes to Consolidated Financial Statements included in this Form10-K).
21.0	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
24.0	Power of Attorney (on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files¯

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