Form 10-Q
period 2012-03-31
Sunshine Financial Inc
filed 2012-05-15
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 15, 2012, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures	29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands, except share information)

	At March 31, 2012	At December 31, 2011
	(Unaudited)
Assets

Cash and due from banks	$1,118	2,053
Interest-bearing deposits with banks	3,507	6,546
Federal funds sold	25,947	16,456

Cash and cash equivalents	30,572	25,055

Securities held to maturity (fair value of $9,237 and $10,088)	8,963	9,835
Loans, net of allowance for loan losses of $1,304 and $1,329	98,772	102,002
Premises and equipment, net	3,513	3,623
Federal Home Loan Bank stock, at cost	247	247
Deferred income taxes	2,397	2,364
Accrued interest receivable	437	454
Foreclosed real estate	1,252	743
Other assets	1,372	1,437

Total assets	$147,525	145,760

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	22,474	21,827
Money-market deposit accounts	28,683	27,028
Savings accounts	36,146	34,271
Time deposits	33,903	36,290

Total deposits	121,206	119,416

Official checks	460	572
Advances by borrowers for taxes and insurance	143	21
Other liabilities	353	366

Total liabilities	122,162	120,375

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized, 1,234,454 shares issued and outstanding at March 31, 2012 and December 31, 2011	12	12
Additional paid in capital	11,487	11,487
Retained earnings	14,771	14,813
Unearned Employee Stock Ownership Plan shares	(907)	(927)

Total stockholders' equity	25,363	25,385

Total liabilities and stockholders’ equity	$147,525	145,760

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans	$1,461	1,707
Securities, held to maturity	61	38
Other	13	10

Total interest income	1,535	1,755

Interest expense	165	303

Net interest income	1,370	1,452

Provision for loan losses	225	225

Net interest income after provision for loan losses	1,145	1,227

Noninterest income:
Fees and service charges on deposit accounts	506	544
Fees and charges on loans	71	21
Other	19	16

Total noninterest income	596	581

Noninterest expenses:
Salaries and employee benefits	901	892
Occupancy and equipment	269	269
Data processing services	182	179
Professional fees	162	139
Federal Deposit Insurance Corporation insurance	29	46
Advertising and promotion	17	14
Debit card losses	6	30
Telephone and postage	60	64
Foreclosed real estate	49	11
Other	141	151

Total noninterest expenses	1,816	1,795

(Loss) earnings before income taxes (benefit)	(75)	13

Income taxes (benefit)	(33)	5

Net (loss) earnings	$(42)	8

Loss per common share	$(0.03)	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2012 and 2011
(In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity
Balance, December 31, 2010	-	$-	-	15,039	-	15,039

Net earnings (unaudited)	-	-	-	8	-	8

Balance, March 31, 2011 (unaudited)	-	$-	-	15,047	-	15,047

Balance, December 31, 2011	1,234,454	12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(42)	-	(42)

Common stock allocated to Employer Stock Ownership Plan participants (unaudited)	-	-	-	-	20	20

Balance, March 31, 2012 (unaudited)	1,234,454	$12	11,487	14,771	(907)	25,363

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(42)	8
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation	122	122
Provision for loan losses	225	225
Deferred income taxes (benefit)	(33)	5
Net amortization of premiums and discounts on securities	19	(3)
Net amortization of deferred loan fees and costs	3	2
Loans originated for sale	(1,827)	(503)
Proceeds from loans sold	1,865	511
Gain on sale of loans	(38)	(8)
Employee Stock Ownership Plan compensation expense	20	-
Decrease in accrued interest receivable	17	47
Decrease (increase) in other assets	65	(112)
Write-down of foreclosed real estate	16	-
(Decrease) increase in official checks	(112)	287
Net increase in advances by borrowers for taxes and insurance	122	85
Decrease in other liabilities	(13)	(73)

Net cash provided by operating activities	409	593
Cash flows from investing activities:
Net repayments of securities held-to-maturity	853	348
Net decrease in loans	2,477	3,368
Net purchases of premises and equipment	(12)	(14)
Capital expenditures for foreclosed real estate	-	(3)

Net cash provided by investing activities	3,318	3,699

Cash flows from financing activity:
Net increase in deposits	1,790	9,394

Increase in cash and cash equivalents	5,517	13,686

Cash and cash equivalents at beginning of period	25,055	19,324

Cash and cash equivalents at end of period	$30,572	33,010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$165	303

Noncash transaction-
Transfer from loans to foreclosed real estate	$525	-

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

The Holding Company's only business is the operation of the Bank.  The Bank through its four banking offices provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products. Collectively the entities are referred to as the "Company."

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three-month period ended March 31, 2012, should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Recent Accounting Standards Update

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2011-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2011-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU is not expected to have a material impact on the Company's financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement, which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor's ability criterion and related implementation guidance from an entity's assessment of effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 did not have a material impact on The Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Recent Accounting Standards Update, Continued

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles ("GAAP") and in international financial reporting standards ("IFRSs") and that their respective fair value measurement and disclosure requirements are generally the same.  Thus, this update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively.  Early application is not permitted. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To achieve this goal and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders' equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Recent Accounting Standards Update, Continued

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-12 ("ASU 2011-12"), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-05"). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements.  In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05.  All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years.  An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position.  The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

3.   Earnings Per Share

Earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the three-month period ended March 31, 2012 and and during the three-month period ended March 31, 2011.  The Company has no dilutive securities.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2012-
Mortgage-backed securities	$8,963	274	-	9,237

At December 31, 2011-
Mortgage-backed securities	$9,835	255	(2)	10,088

There were no sales of securities during the three months ended March 31, 2012 or the three months ended March 31, 2011. There were no securities pledged at March 31, 2012 or December 31, 2011.

5.   Loans
The loan portfolio segments and classes are as follows (in thousands):

	March 31,	December 31,
	2012	2011
	(Unaudited)
Real estate mortgage loans:
One-to-four-family	$67,872	70,144
Lot loans	7,031	7,363
Construction	517	74

Total real estate loans	75,420	77,581

Consumer loans:
Home equity	12,047	12,731
Automobile	2,532	2,483
Credit cards and unsecured	7,690	8,184
Deposit account	685	791
Other	1,732	1,818

Total consumer loans	24,686	26,007

Total loans	100,106	103,588

Less (plus):
Loans in process	(24)	207
Deferred fees and discounts	54	50
Allowance for losses	1,304	1,329

Total loans, net	$98,772	102,002

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ended March 31, 2012
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$475	144	-	235	39	337	-	99	1,329
Provision (credit) for loan loss	156	37	-	67	1	(65)	-	29	225
Charge-offs	(67)	(85)	-	(44)	(16)	(38)	-	(19)	(269)
Recoveries	-	5	-	-	4	10	-	-	19

Ending balance	$564	101	-	258	28	244	-	109	1,304

Individually evaluated for impairment:
Recorded investment	$4,443	68	-	454	-	-	-	-	4,965
Balance in allowance for loan losses	$-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment:
Recorded investment	$63,429	6,963	517	11,593	2,532	7,690	685	1,732	95,141
Balance in allowance for loan losses	$564	101	-	258	28	244	-	109	1,304

	For the Three Months Ended March 31, 2011
	One-to Four Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$623	59	2	252	39	503	-	143	1,621
Provision (credit) for loan loss	118	-	-	104	-	(14)	-	17	225
Charge-offs	-	-	-	(38)	(2)	(109)	-	(16)	(165)
Recoveries	-	-	-	-	4	18	-	2	24

Ending balance	$741	59	2	318	41	398	-	146	1,705

Individually evaluated for impairment:
Recorded investment	$3,258	142	-	333	-	-	-	-	3,733
Balance in allowance for loan losses	$607	46	-	193	-	-	-	-	846

Collectively evaluated for impairment:
Recorded investment	$74,085	9,438	207	14,693	2,545	8,409	812	2,070	112,259
Balance in allowance for loan losses	$134	13	2	125	41	398	-	146	859

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk	One- to					Credit
Profile by Internally	Four-	Lot		Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Construction	Equity	Automobile	Unsecured	Accounts	Other	Total
At March 31, 2012:
Grade:
Pass	$63,018	6,929	517	11,469	2,513	7,641	685	1,598	94,370
Special mention	1,414	-	-	254	8	21	-	92	1,789
Substandard	3,440	102	-	324	11	24	-	42	3,943
Doubtful	-	-	-	-	-	4	-	-	4
Loss	-	-	-	-	-	-	-	-	-

Total	$67,872	7,031	517	12,047	2,532	7,690	685	1,732	100,106

At December 31, 2011:
Grade:
Pass	64,888	7,151	74	12,218	2,449	8,166	791	1,743	97,480
Special mention	1,528	-	-	91	1	10	-	-	1,630
Substandard	3,728	212	-	422	3	7	-	13	4,385
Doubtful	-	-	-	-	12	1	-	62	75
Loss	-	-	-	-	18	-	-	-	18

Total	$70,144	7,363	74	12,731	2,483	8,184	791	1,818	103,588

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2012:
Real estate loans:
One-to-four family	$1,737	333	-	2,070	62,185	3,617	67,872
Lot loans	25	-	-	25	6,904	102	7,031
Construction	-	-	-	-	517	-	517
Consumer loans:
Home equity	555	-	-	555	11,125	367	12,047
Automobile	29	-	-	29	2,483	20	2,532
Credit cards and unsecured	21	11	-	32	7,620	38	7,690
Deposit account	-	-	-	-	685	-	685
Other	-	-	-	-	1,690	42	1,732

Total	$2,367	344	-	2,711	93,209	4,186	100,106

At December 31, 2011:
Real estate loans:
One-to-four family	1,894	146	-	2,040	64,148	3,956	70,144
Lot loans	-	-	-	-	7,152	211	7,363
Construction	-	-	-	-	74	-	74
Consumer loans:
Home equity	465	91	-	556	11,815	360	12,731
Automobile	-	1	-	1	2,458	24	2,483
Credit cards and unsecured	107	25	-	132	8,040	12	8,184
Deposit account	-	-	-	-	791	-	791
Other	-	-	-	-	1,743	75	1,818

Total	$2,466	263	-	2,729	96,221	4,638	103,588

At March 31, 2012 and December 31, 2011, there were no loans past due ninety days or more but still accruing.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2012:
Real estate loans:
One-to-four family	$4,443	5,089	-	-	-	-	4,443	5,089	-
Lot loans	68	289	-	-	-	-	68	289	-
Consumer loans-
Home equity	454	503	-	-	-	-	454	503	-

	$4,965	5,881	-	-	-	-	4,965	5,881	-

At December 31, 2011:
Real estate loans:
One-to-four family	2,786	3,328	-	301	301	36	3,087	3,629	36
Lot loans	47	182	-	108	108	85	155	290	85
Consumer loans:
Home equity	574	660	-	16	16	3	590	676	3
Automobile	-	-	-	18	18	18	18	18	18

	$3,407	483	-	443	443	142	3,850	4,613	142

At March 31, 2012 and December 31, 2011, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual loans which are in the process of foreclosure for impairment.

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2012:
Real estate loans:
One-to-four family	$4,293	7	9
Lot loans	70	2	2
Consumer loans-
Home equity	455	1	1

Total	$4,818	10	12

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Loans, Continued

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months March 31, 2011:
Real estate loans:
One-to-four family	$2,445	-	-
Lot loans	145	-	-
Consumer loans:
Home equity	285	-	-

Total	$2,872	-	-

The Company had no troubled debt restructurings entered into during the three months ended March 31, 2012 or 2011.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended March 31, 2012.

6.   Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $36,000 and $11,000 for the three months ended March 31, 2012 and 2011, respectively.  There were write-downs of $16,000 and no sales of foreclosed real estate during the three months ended March 31, 2012 and no sales or write-downs for the three months ended March 31, 2011.

7.   Line of Credit

The Company has an unsecured federal funds line of credit for $4.6 million with a correspondent bank and a $14.5 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2012 and December 31, 2011 the Company had no outstanding balances on these lines.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.   Off-Balance-Sheet Financial Instruments, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2012 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$16,618

Commitments to extend credit (all fixed rates
ranging from 3.25% to 4.13%)	$965

9.   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$30,572	30,572	25,055	25,055
Securities held to maturity	8,963	9,237	9,835	10,088
Loans	98,772	98,390	102,002	101,736
Federal Home Loan Bank stock	247	247	247	247
Accrued interest receivable	437	437	454	454

Financial liabilities:
Deposits	121,206	123,908	119,416	117,135
Off-balance-sheet financial instruments	-	-	-	-

10.  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $31,000 and $33,000 for the three-months ended March 31, 2012 and 2011, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an Employee Stock Ownership Plan which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime rate and is payable in annual installments and is due in 2021.  The employer expense was $31,000 for the three-month period ended March 31, 2012.

12.  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2012:
One-to-four family	$1,600	-	-	1,600	646	13
Lot loans	68	-	-	68	220	-
Home equity	158	-	-	158	49	-

Total	$1,826	-	-	1,826	915	13

At December 31, 2011:
One-to-four family	1,667	-	-	1,667	592	378
Lot loans	70	-	-	70	220	129
Home equity	501	-	-	501	89	89
Automobile	-	-	-	-	18	18

Total	$2,238	-	-	2,238	919	614

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2012-
Foreclosed real estate	$1,252	-	-	1,252	84	16

At December 31, 2011-
Foreclosed real estate	$743	-	-	743	83	68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of March 31, 2012, that the Bank meets all capital adequacy requirements to which it was subject.

At March 31, 2012, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2012:
Total Capital to Risk-
Weighted Assets	$19,090	22.01%	$6,938	8.00%	$8,673	10.00%
Tier I Capital to Risk-
Weighted Assets	18,016	20.77	3,469	4.00	5,204	6.00
Tier I Capital
to Total Assets	18,016	12.42	4,353	3.00	7,254	5.00

At December 31, 2011:
Total Capital to Risk-
Weighted Assets	19,431	22.35	6,955	8.00	8,694	10.00
Tier I Capital to Risk-
Weighted Assets	18,102	20.82	3,478	4.00	5,216	6.00
Tier I Capital
to Total Assets	18,102	12.69	4,279	3.00	7,132	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

14.  Adoption of Plan of Reorganization and Subsequent Stock Issuance

On April 5, 2011, in accordance with the Plan adopted by its Board of Directors and approved by its members, the Bank converted from a mutual holding company to a stock holding company form of organization, with the Bank becoming a wholly owned subsidiary of the Holding Company.  The conversion and reorganization was accomplished through the sale and issuance of 1,234,454 shares of common stock at a price of $10.00 per share, through which the Holding Company received proceeds of approximately $10.5 million, net of offering expenses of approximately $847,000.

In accordance with the Plan and applicable banking regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General

On July 1, 2007, Sunshine Savings Bank converted its charter from a state-chartered credit union to a federally-chartered savings bank.  On that date the name was changed from Sunshine State Credit Union to Sunshine Savings Bank, and we became a taxable organization.  In January 2009, we reorganized into a mutual holding company structure, with Sunshine Savings Bank as a wholly-owned subsidiary of Sunshine Financial, Inc., a federal corporation ("Old Sunshine"), which was the wholly-owned subsidiary of Sunshine Savings MHC (the "MHC").  On April 5, 2011, in accordance with a Plan of Conversion and Reorganization (the "Plan") adopted by its Board of Directors and approved by its members, we converted from a mutual to a stock holding company form of organization, with the MHC and Old Sunshine being merged into a new holding company, Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), and the Bank becoming a wholly-owned subsidiary of the Holding Company.  See Notes 1 and 14 to the Notes to Condensed Consolidated Financial Statements.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Savings Bank, as the context requires.

We currently operate out of four full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the valuation of foreclosed assets and the allowance for loan losses and accounting for deferred income taxes.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the period ended March 31, 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

    General.  Total assets increased $1.8 million, or 1.2%, to $147.5 million at March 31, 2012 from $145.7 million at December 31, 2011. The increase in total assets was due primarily to increases in federal funds sold offset by decreases in loans, securities held to maturity and interest-bearing deposits with banks.  Our federal funds sold increased $9.5 million, loans decreased $3.2 million, securities held to maturity decreased $0.9 million, and interest bearing deposits with banks decreased $3.0 million since December 31, 2011.

    Loans.  Our net loan portfolio decreased $3.2 million, or 3.2%, to $98.8 million at March 31, 2012 from $102.0 million at December 31, 2011.  Real estate mortgage loans decreased $2.2 million and consumer loans decreased $1.3 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the continued weakness in the housing market and the economy.  In an attempt to increase future one- to four family real estate mortgage loan originations and generate income we have been approved to originate and sell residential loans to Freddie Mac.  For the three months ended March 31, 2012, the Bank originated and sold $1.8 million in loans to Freddie Mac.

    Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2012 was $1.3 million, or 1.32% of net loans receivable, compared to $1.3 million, or 1.30% of net loans receivable, at December 31, 2011.  Nonperforming loans decreased to $4.2 million at March 31, 2012 from $4.6 million at December 31, 2011, primarily as a result of $250,000 in charge-offs during the three months ended March 31, 2012.  Nonperforming loans to total loans decreased to 4.18% at March 31, 2012 from 4.47% at December 31, 2011 due to the decrease in the nonperforming loans, offset slightly by a decrease in total loans.  Loans on nonaccrual which were less than ninety days past due totaled $239,000 at March 31, 2012 compared to $242,000 million at December 31, 2011.

    Deposits.  Total deposits increased $1.8 million, or 1.5%, to $121.2 million at March 31, 2012 from $119.4 million at December 31, 2011.  This increase was due primarily to increases in money-market, savings, and noninterest bearing deposits, partially offset by a decrease in time deposits.  These increases were primarily the result of matured time deposits moving to liquid deposit accounts in anticipation of higher rates in the future.

    Stockholders' Equity.  Total stockholders' equity decreased $22,000 to $25.4 million at March 31, 2012.  This decrease was due to the net loss of $42,000, partially  offset by Employee Stock Ownership Plan share allocation of $20,000 for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2012				2011
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$99,770		$1,461	5.86%	$115,662		$1,707	5.91%
Investments held to maturity	9,256		61	2.64	2,791		38	5.30
Other interest-earning assets (2)	27,499		13	0.19	24,109		10	0.17

Total interest-earning assets	136,525		1,535	4.50	142,562		1,755	4.92

Noninterest-earning assets	9,876				10,809

Total assets	$146,401				$153,371

Interest-bearing liabilities:
MMDA and statement savings	63,197		96	0.61	61,132		111	0.73
Time deposits	34,936		69	0.79	54,275		193	1.42

Total interest-bearing liabilities	98,133		165	0.67	115,407		303	1.05

Noninterest-bearing liabilities	22,885				22,904
Equity	25,383				15,060

Total liabilities and equity	$146,401				$153,371

Net interest income			$1,370				$1,452

Net interest rate spread (3)				3.83%				3.87%

Net interest margin (4)				4.01%				4.07%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.39	x			1.24	x

____________________________
(1)	Includes nonaccrual loans.
(2)	Includes federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2012 and 2011

    General. We recorded a net loss for the three months ended March 31, 2012 of $42,000, compared to net earnings of $8,000 for the three months ended March 31, 2011, resulting in an annualized return on average assets of (0.12)% for the three months ended March 31, 2012 compared to 0.02% for the three months ended March 31, 2011.  The decrease in net earnings was due primarily to a decrease in net interest income and an increase in our noninterest expense, offset slightly by an increase in noninterest income.

    Net Interest Income.  Net interest income decreased $82,000, or 5.6%, to $1.4 million for the three months ended March 31, 2012 from $1.5 million for the same period in 2011, primarily due to the decline in average balance and yield of our loan portfolio, offset by our lower cost of deposits.  Our interest- rate- spread decreased to 3.83% for the three months ended March 31, 2012, from 3.87% for the same period in 2011, while our net interest margin decreased to 4.01% at March 31, 2012 from 4.07% at March 31, 2011.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2012 increased to 1.39x, from 1.24x for the three months ended March 31, 2011.

    Interest Income. Interest income for the three months ended March 31, 2012 decreased $220,000, or 12.5%, to $1.5 million from $1.8 million for the same period ended March 31, 2011.  The decrease in interest income for the three months ended March 31, 2012 was primarily due to lower average balances of loans receivable.  Average interest-earning loans decreased to $99.8 million during the three months ended March 31, 2012 compared to $115.7 million for the three months ended March 31, 2011.

    Interest Expense. Interest expense for the three months ended March 31, 2012 was $165,000 compared to $303,000 for the same period in 2011, a decrease of $138,000 or 45.5%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $34.9 million for the three month period ended March 31, 2012 from $54.3 million for the same period in 2011 and the average rate paid on certificates of deposit decreased to 0.79% from 1.42%. The total cost of funds for the three months ended March 31, 2012 decreased to 0.67% from 1.05% for the three months ended March 31, 2011.

    Provision for Loan Losses.  We recorded  provision for loan losses of $225,000 for the three months ended March 31, 2012 and $225,000 for the three months ended March 31, 2011.  The provision for loan losses reflected historical and expected future loan losses, the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended March 31, 2012 were $250,000 compared to $141,000 for the three months ended March 31, 2011. For the three months ended March 31, 2012, net charge-offs consisted of $28,000 for credit card and unsecured loans, $44,000 for second mortgage loans, $67,000 for first mortgages, $80,000 for lot loans, $19,000 for other secured consumer loans, and $12,000 for automobile loans.  Nonperforming loans to total loans at March 31, 2012 were 4.18% compared to 4.47% at March 31, 2011.  The allowance for loan losses to net loans receivable was 1.32% at March 31, 2012 compared to 1.30% at December 31, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2012 and 2011, Continued

    Management considers the allowance for loan losses at March 31, 2012 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

    Noninterest Income. Noninterest income for the three months ended March 31, 2012 increased $15,000, or 2.6%, to $596,000 compared to $581,000 for the same period in 2011. Loan fees and other noninterest income increased $53,000 and service charges on deposit accounts decreased by $38,000 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from debit card activity while the increase in loan fees was primarily due to income from the sale of long term fixed rate mortgage loans to Freddie Mac.

    Noninterest Expense. Noninterest expense increased $21,000, or 1.2%, to $1.8 million for the three months ended March 31, 2012, compared to the same period in 2011.  The largest increase was in foreclosed real estate expenses which increased $38,000 to $49,000 for the three months ended March 31, 2012, from $11,000 for the three months ended March 31, 2011.  The increase in foreclosed real estate expenses was primarily due to $16,000 in additional write-downs and, with the increase in the number of foreclosed real estate properties, increased expenses for utilities, property taxes, and insurance.  Professional fees expense increased $23,000 to $162,000 for the three months ended March 31, 2012, from $139,000 for the same period last year.  The increase in professional fees expense primarily was due to an increase in legal fees associated with foreclosures and an outside consultants hired to assist us in complying with a supervisory agreement entered into with the Office of Thrift Supervision (which has since been merged into the Office of the Comptroller of the Currency) pertaining to information technology.  Salaries and benefits increased $9,000, from $892,000 to $901,000 for the three months ending March 2012 and 2011, respectively due to expenses associated with allocation under the Employee Stock Ownership Plan which was adopted in April 2011 in connection with our conversion and stock offering.  For the three months ended March 31, 2012, FDIC insurance expense decreased $17,000, to $29,000 compared to $46,000 for the same period in 2011.  The decrease in FDIC insurance expense was primarily due to a decrease in our base average assets and a decrease in the assessment rates.  Debit card losses decreased $24,000, from $30,000 to $6,000 for the three months ended March 31, 2012 due to restrictions we added to our transactional parameters.

    Income Taxes. For the three months ended March 31, 2012, we recorded an income tax benefit of $33,000 on a before tax loss of $75,000.  For the three months ended March 31, 2011, we recorded income tax expense of $5,000 on a before tax income of $13,000.  Our effective tax rate for the three months ended March 31, 2012 was 44.0% compared to 38.5% for the same time period in 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Mine Safety Disclosures

Nothing to Report.
Item 5.    Other Information

Nothing to report.

Item 6.  Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: May 15, 2012	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2012	By:	/s/ Scott A. Swain
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

10.4	Employee Severance Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.5	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 000-54280)).

11.0	Statement re computation of earnings (See Note 3 of the Notes to Condensed Consolidated Financial Statements contained in this Report).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101	Interactive Data Files¯

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