Form 10-Q
period 2012-06-30
Sunshine Financial Inc
filed 2012-08-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 14, 2012, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands, except share information)

	At June 30, 2012	At December 31, 2011
	(Unaudited)
Assets

Cash and due from banks	$875	2,053
Interest-bearing deposits with banks	2,327	6,546
Federal funds sold	30,785	16,456

Cash and cash equivalents	33,987	25,055

Securities held to maturity (fair value of $8,376 and $10,088)	8,125	9,835
Loans, net of allowance for loan losses of $1,467 and $1,329	94,464	102,002
Premises and equipment, net	3,509	3,623
Federal Home Loan Bank stock, at cost	225	247
Deferred income taxes	2,736	2,364
Accrued interest receivable	406	454
Foreclosed real estate	2,394	743
Other assets	1,462	1,437

Total assets	$147,308	145,760

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	22,980	21,827
Money-market deposit accounts	29,089	27,028
Savings accounts	35,923	34,271
Time deposits	33,435	36,290

Total deposits	121,427	119,416

Official checks	494	572
Advances by borrowers for taxes and insurance	172	21
Other liabilities	416	366

Total liabilities	122,509	120,375

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized, 1,234,454 shares issued and outstanding at June 30, 2012 and December 31, 2011	12	12
Additional paid in capital	11,485	11,487
Retained earnings	14,187	14,813
Unearned Employee Stock Ownership Plan shares	(885)	(927)

Total stockholders' equity	24,799	25,385

Total liabilities and stockholders’ equity	$147,308	145,760

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$1,403	1,686	2,864	3,393
Securities, held to maturity	53	72	115	109
Other	18	12	30	22

Total interest income	1,474	1,770	3,009	3,524

Interest expense-
Deposit accounts	147	252	312	555

Net interest income	1,327	1,518	2,697	2,969

Provision for loan losses	955	225	1,180	450

Net interest income after provision for loan losses	372	1,293	1,517	2,519

Noninterest income:
Fees and service charges on deposit accounts	533	565	1,040	1,109
Fees and charges on loans	97	26	169	48
Other	(12)	6	6	22

Total noninterest income	618	597	1,215	1,179

Noninterest expenses:
Salaries and employee benefits	882	866	1,783	1,758
Occupancy and equipment	287	271	556	540
Data processing services	195	181	377	360
Professional fees	193	139	355	277
FDIC insurance	29	36	58	83
Advertising and promotion	20	18	37	32
Stationary and supplies	27	11	46	28
Other	279	259	518	498

Total noninterest expenses	1,912	1,781	3,730	3,576

Earnings (loss) before income taxes	(922)	109	(998)	122

Income taxes (benefit)	(339)	39	(372)	44

Net (loss) earnings	$(583)	70	(626)	78

Basic (loss) earnings per common share	$(0.47)	0.06	(0.51)	-

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2012 and 2011
(In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2010	-	$-	-	15,039	-	15,039

Net earnings (unaudited)	-	-	-	78	-	78

Proceeds from issuance of common stock, net of offering costs of $847 (unaudited)	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for ESOP (unaudited)	98,756	1	987	-	(988)	-

Common stock allocated to ESOP participants (unaudited)	-	-	3	-	25	28

Balance, June 30, 2011 (unaudited)	1,234,454	$12	11,488	15,117	(963)	25,654

Balance, December 31, 2011	1,234,454	12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(626)	-	(626)

Common stock allocated to ESOP participants (unaudited)	-	-	(2)	-	42	40

Balance, June 30, 2012 (unaudited)	1,234,454	$12	11,485	14,187	(885)	24,799

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(626)	78
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation	248	245
Provision for loan losses	1,180	450
Deferred income taxes	(372)	44
Net accretion of premiums/discounts on securities	39	1
Net amortization of deferred loan fees and costs	5	4
Loans originated for sale	(4,579)	(792)
Proceeds from loans sold	4,695	806
Gain on sale of loans	(116)	(14)
ESOP compensation expense	40	28
Decrease in accrued interest receivable	48	44
(Increase) decrease in other assets	(25)	340
Loss on sale of foreclosed real estate	26	-
Write-down of foreclosed real estate	68	-
(Decrease) increase in official checks	(78)	847
Net increase in advances by borrowers for taxes and insurance	151	125
Increase (decrease) in other liabilities	50	(128)

Net cash provided by operating activities	754	2,078
Cash flows from investing activities:
Net repayments (purchases) of securities held-to-maturity	1,671	(8,496)
Net decrease in loans	4,470	6,234
Net purchases of premises and equipment	(134)	(34)
Proceeds from sale of Federal Home Loan Bank stock	22	25
Proceeds from sale of foreclosed real estate	138	-
Capital expenditures for foreclosed real estate	-	(26)

Net cash provided by (used in) investing activities	6,167	(2,297)

Cash flows from financing activities:
Net increase (decrease) in deposits	2,011	(8,415)
Net proceeds from stock issuance	-	11,497
Issuance of common stock to ESOP	-	(988)

Net cash provided by financing activities	2,011	2,094

Increase in cash and cash equivalents	8,932	1,875

Cash and cash equivalents at beginning of period	25,055	19,324

Cash and cash equivalents at end of period	$33,987	21,199

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$312	555

Noncash transaction-
Transfer from loans to foreclosed real estate	$1,883	114

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three and six-month periods ended June 30, 2012 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.     Recent Accounting Standards Update

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2011-20. The amendments in this ASU delay the effective date of the disclosures about troubled debt restructurings in ASU 2011-20 for public entities. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring is effective as outlined in ASU No. 2011-02. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.     Recent Accounting Standards Update, Continued

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The objective of ASU 2011-04 is to provide clarification of Topic 820 and, also, to ensure that fair value has the same meaning in U.S. generally accepted accounting principles ("GAAP") and in international financial reporting standards ("IFRSs") and that their respective fair value measurement and disclosure requirements are generally the same.  Thus, this ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. The amendment is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively.  Early application is not permitted. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To achieve this goal and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders' equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The adoption of this guidance had no effect on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.     Recent Accounting Standards Update, Continued

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12 ("ASU 2011-12"), Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-05"). Stakeholders raised concerns that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements.  In addition, it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in ASU 2011-12 are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years.  An entity should provide the disclosures required by ASU 2011-12 retrospectively for all comparative periods presented.  The adoption of this guidance had no effect on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The objective of ASU 2011-11 is to enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position.  The amendments in ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by ASU 2011-11 retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

3.     (Loss) Earnings Per Share

Earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the three and six-month periods ended June 30, 2012.  The Company has no dilutive securities.

For the period ended June 30, 2011, earnings per share have been computed since April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,135,698 shares during the three-month period ended June 30, 2011.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.     Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2012-
Mortgage-backed securities	$8,125	251	-	8,376

At December 31, 2011-
Mortgage-backed securities	$9,835	255	(2)	10,088

There were no sales of securities during the six months ended June 30, 2012 or 2011. There were no securities pledged at June 30, 2012 or December 31, 2011.

5.     Loans
The loan portfolio segments and classes are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Real estate mortgage loans:
One-to-four-family	$64,370	70,144
Lot loans	6,809	7,363
Construction	462	74

Total real estate loans	71,641	77,581

Consumer loans:
Home equity	11,435	12,731
Automobile	2,433	2,483
Credit cards and unsecured	7,591	8,184
Deposit account	646	791
Other	1,568	1,818

Total consumer loans	23,673	26,007

Total loans	95,314	103,588

Less (plus):
Loans in process	(672)	207
Deferred fees and discounts	55	50
Allowance for losses	1,467	1,329

Total loans, net	$94,464	102,002

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued

The Company grants real estate and consumer loans to customers primarily in the State of Florida with the majority of such loans in the Tallahassee, Florida metropolitan area.  Therefore, the Company's exposure to credit risk could be significantly affected by changes in the economy and real estate market in the Tallahassee, Florida metropolitan area.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ended June 30, 2012
	One-to Four- Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$564	101	-	258	28	244	-	109	1,304
Provision (credit) for loan loss	546	54	-	224	(22)	65	-	88	955
Charge-offs	(440)	(43)	-	(156)	(2)	(94)	-	(74)	(809)
Recoveries	-	-	-	-	4	12	-	1	17

Ending balance	$670	112	-	326	8	227	-	124	1,467

	For the Six Months Ended June 30, 2012
	One-to Four- Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$475	144	-	235	39	337	-	99	1,329
Provision (credit) for loan loss	676	91	-	317	(22)	1	-	117	1,180
Charge-offs	(481)	(128)	-	(226)	(17)	(133)	-	(93)	(1,078)
Recoveries	-	5	-	-	8	22	-	1	36

Ending balance	$670	112		326	8	227	-	124	1,467

Individually evaluated for impairment:
Recorded investment	$2,719	59	-	265	-	41	-	-	3,084
Balance in allowance for loan losses	$-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment:
Recorded investment	$61,651	6,750	462	11,170	2,433	7,550	646	1,568	92,230
Balance in allowance for loan losses	$670	112	-	326	8	227	-	124	1,467

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued

	For the Three Months Ended June 30,
	2011
	One-to Four- Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total

Beginning balance	$741	59	2	318	42	398	-	145	1,705
Provision for loan loss	175	78	4	(16)	1	(27)	-	10	225
Charge-offs	(61)	-	-	(193)	(4)	(72)	-	(16)	(346)
Recoveries	-	-	-	-	4	16	-	-	20

Ending balance	$855	137	6	109	43	315	-	139	1,604

	For the Six Months Ended June 30,
	2011
	One-to Four- Family	Lot Loans	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total

Beginning balance	$623	59	2	252	39	503	-	143	1,621
Provision for loan loss	293	78	4	88	2	(41)	-	26	450
Charge-offs	(61)	-	-	(231)	(6)	(181)	-	(32)	(511)
Recoveries	-	-	-	-	8	34	-	2	44

Ending balance	$855	137	6	109	43	315	-	139	1,604
Individually evaluated for impairment:
Recorded investment	$2,814	24	-	302	-	-	-	-	3,140
Balance in allowance for loan losses	$617	118	-	-	18	-	-	-	753

Collectively evaluated for impairment:
Recorded investment	$72,983	8,980	-	13,698	2,177	8,254	787	2,016	108,895
Balance in allowance for loan losses	$238	19	6	109	25	315	-	139	851

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk	One-to					Credit
Profile by Internally	Four-	Lot		Home		Cards and	Deposit
Assigned Grade:	Family	Loans	Construction	Equity	Automobile	Unsecured	Accounts	Other	Total
At June 30, 2012:
Grade:
Pass	$60,076	6,750	462	11,002	2,414	7,493	646	1,494	90,337
Special mention	1,248	-	-	79	7	26	-	-	1,360
Substandard	3,046	27	-	354	12	64	-	-	3,503
Doubtful	-	32	-	-	-	8	-	74	114
Loss	-	-	-	-	-	-	-	-	-

Total	$64,370	6,809	462	11,435	2,433	7,591	646	1,568	95,314

At December 31, 2011:
Grade:
Pass	64,888	7,151	74	12,218	2,449	8,166	791	1,743	97,480
Special mention	1,528	-	-	91	1	10	-	-	1,630
Substandard	3,728	212	-	422	3	7	-	13	4,385
Doubtful	-	-	-	-	12	1	-	62	75
Loss	-	-	-	-	18	-	-	-	18

Total	$70,144	7,363	74	12,731	2,483	8,184	791	1,818	103,588

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

Substandard – A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			Greater
	30-59	60-89	Than 90	Total
	Days	Days	Days	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2012:
Real estate loans:
One-to four-family	$315	92	-	407	61,628	2,335	64,370
Lot loans	-	-	-	-	6,750	59	6,809
Construction	-	-	-	-	462	-	462
Consumer loans:
Home equity	298	39	-	337	10,886	212	11,435
Automobile	11	-	-	11	2,403	19	2,433
Credit cards and unsecured	74	20	-	94	7,460	37	7,591
Deposit account	-	-	-	-	646	-	646
Other	-	-	-	-	1,493	75	1,568

Total	$698	151	-	849	91,728	2,737	95,314

At December 31, 2011:
Real estate loans:
One-to four-family	1,894	146	-	2,040	64,148	3,956	70,144
Lot loans	-	-	-	-	7,152	211	7,363
Construction	-	-	-	-	74	-	74
Consumer loans:
Home equity	465	91	-	556	11,815	360	12,731
Automobile	-	1	-	1	2,458	24	2,483
Credit cards and unsecured	107	25	-	132	8,040	12	8,184
Deposit account	-	-	-	-	791	-	791
Other	-	-	-	-	1,743	75	1,818

Total	$2,466	263	-	2,729	96,221	4,638	103,588

At June 30, 2012 and December 31, 2011, there were no loans past due ninety days or more but still accruing.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2012:
Real estate loans:
One-to four-family	$2,719	3,098	-	-	-	-	2,719	3,098	-
Lot loans	59	304	-	-	-	-	59	304	-
Consumer loans:
Home equity	265	442	-	-	-	-	265	442	-
Credit cards and unsecured	41	48	-	-	-	-	41	48	-

	$3,084	3,892	-	-	-	-	3,084	3,892	-

At December 31, 2011:
Real estate loans:
One-to four-family	2,786	3,328	-	301	301	36	3,087	3,629	36
Lot loans	47	182	-	108	108	85	155	290	85
Consumer loans:
Home equity	574	660	-	16	16	3	590	676	3
Automobile	-	-	-	18	18	18	18	18	18

	$3,407	4,170	-	443	443	142	3,850	4,613	142

At June 30, 2012 and December 31, 2011, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual loans which are in the process of foreclosure for impairment.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Six Months Ended June 30, 2012:
Real estate loans:
One-to four-family	$4,113	14	17
Lot loans	84	3	3
Consumer loans:
Home equity	419	2	2
Credit cards and unsecured	20	7	8

Total	$4,636	26	30

For the Six Months Ended June 30, 2011:
Real estate loans:
One-to four-family	2,941	7	7
Lot loans	24	-	-
Consumer loans-
Home equity	192	-	-

Total	$3,157	7	7

A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.

The Company had troubled debt restructurings totaling $230,000 entered into during the six months ended June 30, 2012 and totaling $176,000 for the six months ended June 30, 2011.  Impairment losses totaled $16,000 for both periods.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended June 30, 2012.

6.     Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $53,000 and $32,000 for the six months ended June 30, 2012 and 2011, respectively.  There were write-downs of $68,000 and two sales of foreclosed real estate during the six months ended June 30, 2012 and no sales or write-downs for the six months ended June 30, 2011.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.     Line of Credit

The Company has an unsecured federal funds line of credit for $4.5 million with a correspondent bank and a $14.8 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2012 and December 31, 2011 the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2012 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$17,384

Commitments to extend credit (all fixed rates
ranging from 2.49% to 13.90%)	$2,053

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.     Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (1)	$33,987	33,987	25,055	25,055
Securities held to maturity (2)	8,125	8,376	9,835	10,088
Loans (3)	94,464	94,105	102,002	101,736
Federal Home Loan Bank stock (3)	225	225	247	247
Accrued interest receivable (3)	406	406	454	454

Financial liabilities:
Deposits (3)	121,427	119,351	119,416	117,135
Off-balance-sheet financial instruments (3)	-	-	-	-

(1)   We consider these fair value measurements to be Level 1.
(2)   We consider these fair value measurements to be Level 2.
(3)   We consider these fair value measurements to be Level 3.

10.    Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $16,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $53,000 and $56,000 for the six-months ended June 30, 2012 and 2011, respectively.

11.    Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an Employee Stock Ownership Plan which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime plus one percent rate and is payable in annual installments and is due in 2021.  The employer expense was $29,000 and $60,000 for the three- and six-month periods ended June 30, 2012, respectively. The employer expense was $28,000 for the three- and six-month periods ended June 30, 2011, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.    Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2012:
One-to four-family	$1,924	-	-	1,924	378	186
Lot loans	59	-	-	59	246	43
Home equity	265	-	-	265	177	129
Credit cards and unsecured	41	-	-	41	6	6

Total	$2,289	-	-	2,289	807	364

At December 31, 2011:
One-to four-family	1,667	-	-	1,667	592	378
Lot loans	70	-	-	70	220	129
Home equity	501	-	-	501	89	89
Automobile	-	-	-	-	18	18

Total	$2,238	-	-	2,238	919	614

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2012-
Foreclosed real estate	$2,394	-	-	2,394	122	68

At December 31, 2011-
Foreclosed real estate	$743	-	-	743	83	68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of June 30, 2012, that the Bank meets all capital adequacy requirements to which it was subject.

At June 30, 2012, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.    Regulatory Matters, Continued
The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2012:
Total Capital to Risk-
Weighted Assets	$18,195	21.65%	$6,724	8.00%	$8,405	10.00%
Tier I Capital to Risk-
Weighted Assets	17,140	20.39	3,362	4.00	5,043	6.00
Tier I Capital
to Total Assets	17,140	11.86	4,335	3.00	7,225	5.00

At December 31, 2011:
Total Capital to Risk-
Weighted Assets	19,431	22.35	6,955	8.00	8,694	10.00
Tier I Capital to Risk-
Weighted Assets	18,102	20.82	3,478	4.00	5,216	6.00
Tier I Capital
to Total Assets	18,102	12.69	4,279	3.00	7,132	5.00

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

In accordance with Office of the Comptroller of the Currency ("OCC") regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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
•
results of examinations of us by the Federal Reserve Board, OCC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Act, Basel III, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses, valuation of foreclosed assets and accounting for deferred income taxes.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the period ended June 30, 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets increased $1.5 million, or 1.06%, to $147.3 million at June 30, 2012 from $145.8 million at December 31, 2011. The increase in total assets was due primarily to increases in federal funds sold offset by decreases in loans, securities held to maturity and interest-bearing deposits with banks.  Our federal funds sold increased $14.3 million, loans decreased $7.5 million, securities held to maturity decreased $1.7 million, and interest bearing deposits with banks decreased $4.2 million since December 31, 2011.

Loans.  Our net loan portfolio decreased $7.5 million, or 7.4%, to $94.5 million at June 30, 2012 from $102.0 million at December 31, 2011.  Real estate mortgage loans decreased $5.9 million while consumer loans decreased $2.3 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  In an attempt to increase future one- to four- family real estate mortgage loan originations and generate income we have been approved to originate and sell residential loans to Freddie Mac.  For the six months ended June 30, 2012, the Bank originated and sold $4.6 million in loans to Freddie Mac.  In order to maintain or increase our loan portfolio and increase interest income, management and the Board have approved a program of keeping in portfolio, 15 year single family mortgage loans that meet certain interest rate parameters and would qualify for sale to Freddie Mac.  In addition, the Bank has begun a commercial real estate lending program for owner occupied commercial buildings.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2012 was $1.5 million, or  1.55% of net loans receivable, compared to $1.3 million, or 1.30% of net loans receivable, at December 31, 2011.  Nonperforming loans decreased to $2.7 million at June 30, 2012 from $4.6 million at December 31, 2011.  Nonperforming loans to total loans decreased to 2.87% at June 30, 2012 from 4.47% at December 31, 2011.  This decrease in nonperforming loans was primarily due to transferring seven loans to real estate owned with fair values totaling $1.4 million and loan balances of $1.8 million.  Loans on nonaccrual which were less than ninety days past due totaled $218,000 at June 30, 2012 compared to $242,000 at December 31, 2011.

As of June 30, 2012 the Bank had 17 properties in real estate owned with a fair value of $2.4 million and total unpaid principal balances of $3.7 million.  In addition, the Bank was in the process of foreclosure on 11 properties with a total fair value of $1.4 million and total unpaid principal balances of $2.1 million.  However, only two of these foreclosures were started in 2012.

Deposits.  Total deposits increased $2.0 million, or 1.68%, to $121.4 million at June 30, 2012 from $119.4 million at December 31, 2011.  This increase was due primarily to increases in money market, savings, and noninterest bearing deposits offset by decreases in time deposits.  These increases were primarily matured time deposits moving to liquid deposit accounts in anticipation of higher rates in the future.

Equity.  Total equity decreased $586,000 to $24.8 million at June 30, 2012.  This decrease was due to the net loss of $626,000, offset by Employee Stock Ownership Plan share allocation of $40,000 for the six months ended June 30, 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Nonaccruing loans have been included in the table as loans carrying a zero yield for the period they have been on nonaccrual.

	Three Months Ended June 30,
	2012				2011
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$96,736		$1,403	5.80%	$112,626		$1,686	5.99%
Investments held to maturity	8,535		53	2.48	8,388		72	3.43
Other interest-earning assets (2)	31,313		18	0.23	24,194		12	0.20

Total interest-earning assets	136,584		1,474	4.32	145,208		1,770	4.88

Noninterest-earning assets	10,729				10,634

Total assets	$147,313				$155,842

Interest-bearing liabilities:
MMDA and statement savings	64,638		85	0.53	60,647		105	0.69
Time deposits	33,793		62	0.73	48,371		147	1.22

Total interest-bearing liabilities	98,431		147	0.60	109,018		252	0.92

Noninterest-bearing liabilities	23,684				23,852
Equity	25,198				22,972

Total liabilities and equity	$147,313				$155,842

Net interest income			$1,327				$1,518

Net interest rate spread (3)				3.72%				3.96%

Net interest margin (4)				3.89%				4.18%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.39	x			1.33	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2012				2011
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$97,915		$2,864	5.85%	$113,838		$3,393	5.96%
Investments held to maturity	8,824		115	2.61	6,540		109	3.33
Other interest-earning assets (2)	29,674		30	0.20	22,631		22	0.19

Total interest-earning assets	136,413		3,009	4.41	143,009		3,524	4.92

Noninterest-earning assets	10,408				10,677

Total assets	$146,821				$153,976

Interest-bearing liabilities:
MMDA and statement savings	63,886		181	0.57	59,594		215	0.72
Time deposits	34,346		131	0.76	50,701		340	1.34

Total interest-bearing liabilities	98,232		312	0.64	110,295		555	1.01

Noninterest-bearing liabilities	23,326				23,343
Equity	25,263				20,338

Total liabilities and equity	$146,821				$153,976

Net interest income			$2,697				$2,969

Net interest rate spread (3)				3.77%				3.91%

Net interest margin (4)				3.95%				4.14%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.39	x			1.30	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2012 and 2011

General. Net loss for the three months ended June 30, 2012 was $(583,000) compared to net earnings of $70,000 for the three months ended June 30, 2011, resulting in an annualized loss on average assets of (1.58)% for the three months ended June 30, 2012 and annualized income of 0.18% for the three months ended June 30, 2011.  The decrease in net earnings was due primarily to an increase in our provision for loan loss, a decrease in our net interest income, and an increase in noninterest expense.

Net Interest Income.  Net interest income decreased $191,000, or 12.6%, to $1,327,000 for the three months ended June 30, 2012 from $1,518,000 for the same period in 2011, primarily due to the decline in average balance of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.72% for the three months ended June 30, 2012 from 3.96% for the same period in 2011, while our net interest margin decreased to 3.89% from 4.18%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2012 increased to 1.39x, from 1.33x for the three months ended June 30, 2011.

Interest Income. Interest income for the three months ended June 30, 2012 decreased $296,000, or 16.7%, to $1,474,000 from $1,770,000 for the same period ended June 30, 2011.  The decrease in interest income for the three months ended June 30, 2012 was primarily due to lower average balances of loans receivable.  Average interest-earning loans decreased to $96.7 million during the three months ended June 30, 2012 compared to $112.6 million for the three months ended June 30, 2011.  In addition, the average yield on average interest earning assets decreased 56 basis points to 4.32% from 4.88%.

Interest Expense. Interest expense for the three months ended June 30, 2012 was $147,000 compared to $252,000 for the same period in 2011, a decrease of $105,000 or 41.7%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $33.8 million for the three month period ended June 30, 2012 from $48.4 million for the same period in 2011 and the average rate paid on certificates of deposit decreased to 0.73% from 1.22%. The total cost of funds for the three months ended June 30, 2012 decreased to 0.60% from 0.92% for the three months ended June 30, 2011.

Provision for Loan Losses.  We recorded a provision for loan loss of $955,000 for the three months ended June 30, 2012 compared to $225,000 for the same period in 2011.  The provision for loan losses reflected the increase in net charge-offs and in nonperforming single family mortgage loans in foreclosure and the resulting write-downs based on fair value calculations.  Net charge-offs for the three months ended June 30, 2012 were $792,000 compared to $326,000 for the three months ended June 30, 2011. For the three months ended June 30, 2012, net charge-offs consisted of $82,000 for credit card and unsecured loans, $43,000 for lot loans, $156,000 for second mortgage loans, $440,000 for first mortgages, $73,000 for other secured consumer loans, and a net recovery of $2,000 for automobile loans.  For the same period in 2011, net charge-offs consisted of $56,000 for credit card and unsecured loans, $193,000 for second mortgage loans, $61,000 for first mortgages and $16,000 for other secured consumer loans. Nonperforming loans to total loans at June 30, 2012 were 2.87% compared to 4.16% at June 30, 2011.  The allowance for loan losses to net loans receivable was 1.55% at June 30, 2012 compared to 1.44% at June 30, 2011.

Our provision for loan losses increased for the three months ended June 30, 2012, despite a decrease in our nonperforming loans.  As mentioned above, this increase was primarily due to an increase in net charge-offs and in nonperforming single family real estate loans in foreclosure.   As of June 30, 2012, the Bank was in the process of foreclosure on 11 single family real estate loans.  As of June 30, 2011, the Bank was in the process of foreclosure on 13 single family real estate loans.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2012 and 2011, Continued

Management considers the allowance for loan losses at June 30, 2012 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2012 increased $21,000, or 3.5%, to $618,000 compared to $597,000 for the same period in 2011. Loan fees increased $71,000 and service charges on deposit accounts and other income decreased by $50,000 for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The primary cause for the increase in loan fee income was due to gains on the sale of loans to Freddie Mac.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from NSF fees on transaction accounts and losses on the sale of real estate owned.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2012 increased $131,000, or 7.4%, to $1,912,000 compared to $1,781,000 for the same period in 2011.  The largest increase occurred in professional fees which increased $54,000, or 38.8% to $193,000 for the three months ended June 30, 2012, from $139,000 for the same period last year.  The increase in professional fees was primarily due to an increase in legal fees associated with our annual meeting and stockholder vote as a public company.  For the three months ended June 30, 2012, other expense increased $20,000, or 7.7%, to $279,000 compared to $259,000 for the same period in 2011.  The increase in other expense was primarily due to an increase in real estate owned expenses.

Income Taxes. For the three months ended June 30, 2012, we recorded an income tax benefit of $339,000 on before tax losses of $922,000.  For the three months ended June 30, 2011, we recorded income tax expense of $39,000 on a before tax income of $109,000.  Our effective tax rate for the three months ended June 30, 2012 was 36.8% compared to 35.8% for the same time period in 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2012 and 2011

General.  Net loss for the six months ended June 30, 2012 was $(626,000) compared to net earnings of $78,000 for the six months ended June 30, 2011, resulting in an annualized loss on average assets of 0.85% for the six months ended June 30, 2012 and a net gain on average assets of 0.10% for the six months ended June 30, 2011.  The decrease in net earnings was due primarily to an increase in our provision for loan loss, a decrease in our net interest income, and an increase in noninterest expense.

Net Interest Income.  Net interest income decreased $272,000, or 9.2%, to $2,697,000 for the six months ended June 30, 2012 from $2,969,000 for the same period in 2011, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.77% for the six months ended June 30, 2012 from 3.91% for the same period in 2011, while our net interest margin decreased to 3.95% from 4.14%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2012 increased to 1.39x, from 1.30x for the six months ended June 30, 2011.

Interest Income. Interest income for the six months ended June 30, 2012 decreased $515,000, or 14.60%, to $3,009,000 from $3,524,000 for the same period ended June 30, 2011.  The decrease in interest income for the six months ended June 30, 2012 was primarily due to lower average balances of loans receivable and an 11 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $97.9 million during the six months ended June 30, 2012 compared to $113.8 million for the six months ended June 30, 2011.

Interest Expense. Interest expense for the six months ended June 30, 2012 was $312,000 compared to $555,000 for the same period in 2011, a decrease of $243,000 or 43.8%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $34.3 million for the six month period ended June 30, 2012 from $50.7 million for the same period in 2011 and the average rate paid on certificates of deposit decreased to 0.76% from 1.34%.  The total cost of funds for the six months ended June 30, 2012 decreased to 0.64% from 1.01% for the six months ended June 30, 2011.

Provision for Loan Losses.  We recorded a provision for loan loss of $1,180,000 for the six months ended June 30, 2012 and $450,000 for the same period in 2011.  The provision for loan losses reflected the increase in net loan charge-offs and in nonperforming single family mortgage loans in foreclosure and the increase in real estate owned and the resulting write-downs based on fair value calculations.  Net charge-offs for the six months ended June 30, 2012 were $1,042,000 compared to $467,000 for the six months ended June 30, 2011. For the first six months of 2012, net charge-offs consisted of $111,000 for credit card and unsecured loans, $226,000 for second mortgage loans, $123,000 for lot loans, $481,000 for first mortgages, $92,000 for other secured consumer loans, and $9,000 for automobile loans.  For the first six months of 2011, net charge-offs consisted of $147,000 for credit card and unsecured loans, $231,000 for second mortgage loans, $61,000 for first mortgages, $30,000 for other secured consumer loans, and a net recovery of $2,000 for automobile loans. Nonperforming loans to total loans at June 30, 2012 were 2.87% compared to 4.16% at June 30, 2011.  The allowance for loan losses to net loans receivable was 1.55% at June 30, 2012 compared to 1.44% at June 30, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2012 and 2011, Continued

Our provision for loan losses increased for the six months ended June 30, 2012, despite a decrease in our nonperforming loans.  As mentioned above, this increase was primarily due to an increase in net charge-offs and in nonperforming single family real estate loans.   As of June 30, 2012, the Bank was in the process of foreclosure on 11 single family real estate loans.  As of June 30, 2011, the Bank was in the process of foreclosure on 13 single family real estate loans.

Noninterest Income. Noninterest income for the six months ended June 30, 2012 increased $36,000, or 3.1%, to $1,215,000 compared to $1,179,000 for the same period in 2011. Loan fees increased $121,000 and service charges on deposit accounts and other income decreased by $85,000 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  The primary cause for the increase in loan fee income was due to gains on the sale of loans to Freddie Mac.  The primary cause for the decrease in fees from deposit accounts and other income was a decrease in income from NSF fees on transaction accounts and losses on the sale of real estate owned.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2012 was $3,730,000 compared to $3,576,000 for the same period in 2011, an increase of $154,000 or 4.3%.  The largest increase occurred in professional fees which increased $78,000, or 28.2%, to $355,000 compared to $277,000 for the same period in 2011.  The increase in professional fees was primarily due to an increase in legal fees associated our first annual meeting and stockholder vote as a public company, and both accounting and legal fees associated with being a public company.  For the six months ended June 30, 2012, other expense increased $20,000, or 4.0%, to $518,000 compared to $498,000 for the same period in 2011.  The increase in other expense was primarily due to an increase in real estate owned expenses.  For the six months ended June 30, 2012, FDIC insurance expense decreased $25,000, or 30.1%, to $58,000 compared to $83,000 for the same period in 2011.  The decrease in FDIC insurance expense was primarily due to a decrease in our base deposits and a decrease in the assessment rate for the six months ended June 30, 2012.

Income Taxes. For the six months ended June 30, 2012, we recorded an income tax benefit of $372,000 on before tax losses of $998,000.  For the six months ended June 30, 2011, we recorded income tax expense of $44,000 on a before tax income of $122,000.  Our effective tax rate for the six months ended June 30, 2012 was 37.3% compared to 36.1% for the same time period in 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: August 14, 2012	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2012	By:	/s/ Scott A. Swain
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

¯           To be filed by amendment.