Form 10-Q/A
period 2012-06-30
Sunshine Financial Inc
filed 2012-08-31
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

The sole purpose of this Amendment No. 1 to Sunshine Financial, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Part II

Item 6.  Exhibits

See Exhibit Index.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: August 30, 2012	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 30, 2012	By:	/s/ Scott A. Swain
Scott A, Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:
10.5	Director Fee Arrangements*
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer*
32.0	Section 1350 Certification*
101	Interactive Data Files**

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2012, filed August 14, 2012.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.