Form 10-Q
period 2012-09-30
Sunshine Financial Inc
filed 2012-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 12, 2012, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	3

Condensed Consolidated Statements of Stockholders' Equity for the Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2012 and 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(In thousands, except share information)

	At September 30, 2012	At December 31, 2011
	(Unaudited)
Assets

Cash and due from banks	$1,334	2,053
Interest-bearing deposits with banks	3,166	6,546
Federal funds sold	24,804	16,456

Cash and cash equivalents	29,304	25,055

Securities held to maturity (fair value of $15,623 and $10,088)	15,397	9,835
Loans, net of allowance for loan losses of $1,526 and $1,329	91,813	102,002
Premises and equipment, net	3,394	3,623
Federal Home Loan Bank stock, at cost	218	247
Deferred income taxes	2,770	2,364
Accrued interest receivable	385	454
Foreclosed real estate	2,199	743
Other assets	1,359	1,437

Total assets	$146,839	145,760

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	23,017	21,827
Money-market deposit accounts	30,087	27,028
Savings accounts	35,558	34,271
Time deposits	32,153	36,290

Total deposits	120,815	119,416

Official checks	553	572
Advances by borrowers for taxes and insurance	275	21
Other liabilities	423	366

Total liabilities	122,066	120,375

Stockholders' equity:
Common stock, $.01 par value, 6,000,000 shares authorized, 1,234,454 shares issued and outstanding at September 30, 2012 and December 31, 2011	12	12
Additional paid in capital	11,483	11,487
Retained earnings	14,143	14,813
Unearned Employee Stock Ownership Plan shares	(865)	(927)

Total stockholders' equity	24,773	25,385

Total liabilities and stockholders’ equity	$146,839	145,760

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$1,392	1,634	4,256	5,027
Securities, held to maturity	66	82	180	192
Other	16	9	46	31

Total interest income	1,474	1,725	4,482	5,250

Interest expense-
Deposit accounts	128	206	439	761

Net interest income	1,346	1,519	4,043	4,489

Provision for loan losses	270	306	1,450	756

Net interest income after provision for loan losses	1,076	1,213	2,593	3,733

Noninterest income:
Fees and service charges on deposit accounts	532	573	1,572	1,681
Gain on loan sales	135	21	257	35
Fees and charges on loans	35	36	82	71
Other	28	4	34	26

Total noninterest income	730	634	1,945	1,813

Noninterest expenses:
Salaries and employee benefits	862	828	2,645	2,586
Occupancy and equipment	270	272	826	813
Data processing services	202	191	579	551
Professional fees	164	178	519	455
FDIC insurance	32	29	90	112
Advertising and promotion	13	16	50	48
Stationery and supplies	17	12	63	40
Other	324	294	842	792

Total noninterest expenses	1,884	1,820	5,614	5,397

Earnings (loss) before income taxes	(78)	27	(1,076)	149

Income taxes (benefit)	(34)	13	(406)	56

Net (loss) earnings	$(44)	14	(670)	93

Basic (loss) earnings per common share	$(0.04)	0.01	(0.54)	-

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2012 and 2011
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2010	-	$-	-	15,039	-	15,039

Net earnings (unaudited)	-	-	-	93	-	93

Proceeds from issuance of
common stock, net of offering
costs of $847 (unaudited)	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for
ESOP (unaudited)	98,756	1	987	-	(988)	-

Common stock allocated to
ESOP participants (unaudited)	-	-	3	-	49	52

Balance, September 30, 2011
(unaudited)	1,234,454	$12	11,488	15,132	(939)	25,693

Balance, December 31, 2011	1,234,454	12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(670)	-	(670)

Common stock allocated to
ESOP participants (unaudited)	-	-	(4)	-	62	58

Balance, September 30, 2012
(unaudited)	1,234,454	$12	11,483	14,143	(865)	24,773

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(670)	93
Adjustments to reconcile net (loss) earnings to net cash from operating activities:
Depreciation	371	368
Provision for loan losses	1,450	756
Deferred income taxes (benefit)	(406)	56
Net accretion of premiums/discounts on securities	55	16
Net amortization of deferred loan fees and costs	9	6
Loans originated for sale	(10,227)	(2,218)
Proceeds from loans sold	10,484	2,253
Gain on sale of loans	(257)	(35)
ESOP compensation expense	58	52
Decrease in accrued interest receivable	69	66
Decrease in other assets	78	350
Loss on sale of foreclosed real estate	3	-
Write-down of foreclosed real estate	101	25
(Decrease) increase in official checks	(19)	86
Net increase in advances by borrowers for taxes and insurance	254	220
Increase (decrease) in other liabilities	57	(104)

Net cash provided by operating activities	1,410	1,990
Cash flows from investing activities:
Net purchases of securities held-to-maturity	(5,617)	(7,795)
Net decrease in loans	6,628	9,710
Net purchases of premises and equipment	(142)	(59)
Proceeds from sale of Federal Home Loan Bank stock	29	38
Proceeds from sale of foreclosed real estate	542	-
Capital expenditures for foreclosed real estate	-	(35)

Net cash provided by investing activities	1,440	1,859

Cash flows from financing activities:
Net increase (decrease) in deposits	1,399	(14,852)
Net proceeds from stock issuance	-	11,497
Issuance of common stock to ESOP	-	(988)

Net cash provided by (used in) financing activities	1,399	(4,343)

Increase (decrease) in cash and cash equivalents	4,249	(494)

Cash and cash equivalents at beginning of period	25,055	19,324

Cash and cash equivalents at end of period	$29,304	18,830

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$439	761

Noncash transaction-
Transfer from loans to foreclosed real estate	$2,102	210

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation

Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share.  In accordance with the Plan of Conversion and Reorganization (the "Plan"), the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. ("Old Sunshine").  See Note 14 for details of the conversion.  The transaction was accounted for as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.  The unaudited, condensed consolidated financial statements include the consolidated results of operations of Old Sunshine and its subsidiary, the Bank.

The Holding Company's only business is the operation of the Bank.  The Bank, through its four banking offices, provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products. Collectively the entities are referred to as the "Company."

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three and nine-month periods ended September 30, 2012 should not be considered as indicative of results for a full year.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.  Recent Accounting Standards Update, Continued

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This amends the guidance for troubled debt restructurings.  The guidance clarifies the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public entities, the amendments are effective for first interim or annual period beginning on or after September 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreement, which applies to all public entities. It affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. ASU 2011-03 removes from the assessment of effective control the requirement that the transferor have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, it also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria in determining effective control should improve the accounting for repos and other similar transactions. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 did not have a material impact on the Company's consolidated financial statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.  Recent Accounting Standards Update, Continued

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting, and to increase the prominence of items reported in other comprehensive income.  To achieve this goal and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the consolidated statement of changes in stockholders' equity. The amendments in ASU 2011-05 require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The amendments do not require any transition disclosures.  The adoption of this guidance had no effect on the Company's consolidated financial statements.

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

3.  (Loss) Earnings Per Share

(Loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the three and nine-month periods ended September 30, 2012.  The Company has no dilutive securities.

For 2011, earnings per share have been computed for periods beginning after April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,141,587 shares during the three-month period ended September 30, 2011.

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2012-
Mortgage-backed securities	$15,397	268	(42)	15,623

At December 31, 2011-
Mortgage-backed securities	$9,835	255	(2)	10,088

There were no sales of securities during the nine months ended September 30, 2012 or 2011. There were no securities pledged at September 30, 2012 or December 31, 2011.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Real estate mortgage loans:
One-to-four-family	$62,335	70,144
Lot loans	6,651	7,363
Commercial real estate	1,975	-
Construction	813	74

Total real estate loans	71,774	77,581

Consumer loans:
Home equity	10,723	12,731
Automobile	2,553	2,483
Credit cards and unsecured	7,481	8,184
Deposit account	598	791
Other	1,501	1,818

Total consumer loans	22,856	26,007

Total loans	94,630	103,588

Less:
Loans in process	1,232	207
Deferred fees and discounts	59	50
Allowance for losses	1,526	1,329

Total loans, net	$91,813	102,002

The Company grants real estate and consumer loans to customers primarily in the State of Florida with the majority of such loans in the Tallahassee, Florida metropolitan area.  Therefore, the Company's exposure to credit risk could be significantly affected by changes in the economy and real estate market in the Tallahassee, Florida metropolitan area.  The Company grants commercial real estate loans to customers primarily in the Leon county market area.

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

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One-to-four family, Lot loans, Commercial real estate, and Construction loans. The Company generally originates one-to-four family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one-to-four family mortgage loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally 80% or less loan-to-value ratio and contain balloon features for up to ten years.  Construction loans to borrowers are to finance the construction of owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to one-to-four family mortgage loans after the construction is complete and amortization of the loan begins. Construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Three Months Ended September 30, 2012
	One-to Four- Family	Lot Loans	Commercial Real Estate	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$670	112	-	-	326	8	227	-	124	1,467
Provision (credit) for loan loss	143	-	20	-	70	(1)	22	-	16	270
Charge-offs	(92)	-	-	-	(63)	-	(48)	-	(23)	(226)
Recoveries	-	-	-	-	-	2	12	-	1	15

Ending balance	$721	112	20	-	333	9	213	-	118	1,526

	For the Nine Months Ended September 30, 2012
	One-to Four- Family	Lot Loans	Commercial Real Estate	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Account	Other	Total

Beginning balance	$475	144	-	-	235	39	337	-	99	1,329
Provision (credit) for loan loss	819	91	20	-	387	(23)	23	-	133	1,450
Charge-offs	(573)	(128)	-	-	(289)	(17)	(181)	-	(116)	(1,304)
Recoveries	-	5	-	-	-	10	34	-	2	51

Ending balance	$721	112	20	-	333	9	213	-	118	1,526

Individually evaluated for impairment:
Recorded investment	$3,289	73	-	-	323	-	40	-	-	3,725
Balance in allowance for loan losses	$38	-	-	-	1	-	-	-	-	39

Collectively evaluated for impairment:
Recorded investment	$59,046	6,578	1,975	813	10,400	2,553	7,441	598	1,501	90,905
Balance in allowance for loan losses	$683	112	20	-	332	9	213	-	118	1,487

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

	For the Three Months Ended September 30, 2011
	One-to Four- Family	Lot Loans	Commercial Real Estate	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total

Beginning balance	$835	137	-	6	109	43	315	-	139	1,604
Provision for loan loss	86	17	-	(6)	220	5	(30)	-	14	306
Charge-offs	(160)	-	-	-	(104)	(22)	(46)	-	(38)	(370)
Recoveries	2	-	-	-	-	5	12	-	-	19

Ending balance	$783	154	-	-	225	31	251	-	115	1,559

	For the Nine Months Ended September 30, 2011
	One-to Four- Family	Lot Loans	Commercial Real Estate	Construction	Home Equity	Automobile	Credit Cards and Unsecured	Deposit Accounts	Other	Total

Beginning balance	$623	59	-	2	252	39	503	-	143	1,621
Provision for loan loss	379	95	-	(2)	308	7	(71)	-	40	756
Charge-offs	(221)	-	-	-	(335)	(28)	(227)	-	(70)	(881)
Recoveries	2	-	-	-	-	13	46	-	2	63

Ending balance	$783	154	-	-	225	31	251	-	115	1,559
Individually evaluated for impairment:
Recorded investment	$3,649	142	-	-	380	18	-	-	-	4,187
Balance in allowance for loan losses	$535	118	-	-	75	18	-	-	-	746

Collectively evaluated for impairment:
Recorded investment	$70,229	8,143	-	-	12,953	2,221	8,331	834	1,916	104,627
Balance in allowance for loan losses	$248	36	-	-	150	13	251	-	115	813

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk Profile by Internally	One-to Four-	Lot	Commercial Real		Home		Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	Construction	Equity	Automobile	Unsecured	Account	Other	Total
At September 30, 2012:
Grade:
Pass	$57,834	6,544	1,975	813	10,209	2,534	7,372	598	1,468	89,347
Special mention	701	-	-	-	131	-	89	-	-	921
Substandard	3,800	107	-	-	383	19	13	-	-	4,322
Doubtful	-	-	-	-	-	-	7	-	33	40
Loss	-	-	-	-	-	-	-	-	-	-

Total	$62,335	6,651	1,975	813	10,723	2,553	7,481	598	1,501	94,630

At December 31, 2011:
Grade:
Pass	64,888	7,151	-	74	12,218	2,449	8,166	791	1,743	97,480
Special mention	1,528	-	-	-	91	1	10	-	-	1,630
Substandard	3,728	212	-	-	422	3	7	-	13	4,385
Doubtful	-	-	-	-	-	12	1	-	62	75
Loss	-	-	-	-	-	18	-	-	-	18

Total	$70,144	7,363	-	74	12,731	2,483	8,184	791	1,818	103,588

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59	60-89	90 Days	Total
	Days	Days	or More	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2012:
Real estate loans:
One-to four-family	$352	254	-	606	59,534	2,195	62,335
Lot loans	-	-	-	-	6,544	107	6,651
Commercial real estate	-	-	-	-	1,975	-	1,975
Construction	-	-	-	-	813	-	813
Consumer loans:
Home equity	95	147	-	242	10,302	179	10,723
Automobile	19	-	-	19	2,515	19	2,553
Credit cards and unsecured	92	32	-	124	7,319	38	7,481
Deposit account	-	-	-	-	598	-	598
Other	-	-	-	-	1,468	33	1,501

Total	$558	433	-	991	91,068	2,571	94,630

At December 31, 2011:
Real estate loans:
One-to four-family	1,894	146	-	2,040	64,148	3,956	70,144
Lot loans	-	-	-	-	7,152	211	7,363
Construction	-	-	-	-	74	-	74
Consumer loans:
Home equity	465	91	-	556	11,815	360	12,731
Automobile	-	1	-	1	2,458	24	2,483
Credit cards and unsecured	107	25	-	132	8,040	12	8,184
Deposit account	-	-	-	-	791	-	791
Other	-	-	-	-	1,743	75	1,818

Total	$2,466	263	-	2,729	96,221	4,638	103,588

At September 30, 2012 and December 31, 2011, there were no loans past due ninety days or more but still accruing.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2012:
Real estate loans:
One-to four-family	$2,566	2,941	-	723	723	38	3,289	3,664	38
Lot loans	73	318	-	-	-	-	73	318	-
Consumer loans:
Home equity	261	438	-	62	62	1	323	500	1
Credit cards and unsecured	40	46	-	-	-	-	40	46	-

	$2,940	3,743	-	785	785	39	3,725	4,528	39

At December 31, 2011:
Real estate loans:
One-to four-family	2,786	3,328	-	301	301	36	3,087	3,629	36
Lot loans	47	182	-	108	108	85	155	290	85
Consumer loans:
Home equity	574	660	-	16	16	3	590	676	3
Automobile	-	-	-	18	18	18	18	18	18

	$3,407	4,170	-	443	443	142	3,850	4,613	142

At September 30, 2012 and December 31, 2011, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual loans which are in the process of foreclosure for impairment.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Nine Months Ended September 30, 2012:
Real estate loans:
One-to four-family	$3,764	49	69
Lot loans	65	-	26
Consumer loans:
Home equity	436	7	7
Credit cards and unsecured	25	-	-

Total	$4,290	56	102

For the Nine Months Ended September 30, 2011:
Real estate loans:
One-to four-family	2,715	-	-
Lot loans	142	-	-
Consumer loans:
Home equity	211	-	-
Total	$3,068	-	-

A troubled debt restructuring is a loan to a borrower that is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Company is granting the borrower a concession of some kind.  The Company has granted a variety of concessions to borrowers in the form of loan modifications.

The Company had troubled debt restructurings totaling $762,000 entered into during the nine months ended September 30, 2012 and $748,000 for the nine months ended September 30, 2011.  Impairment losses totaled $49,000 and $16,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended September 30, 2012.

6.  Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and include operating expenses of $217,000 and $45,000 for the nine months ended September 30, 2012 and 2011, respectively.  There were write-downs of $101,000 and six sales of foreclosed real estate during the nine months ended September 30, 2012 with a net loss on the sale of $3,000.  There were no sales and write-downs of $25,000 for the nine months ended September 30, 2011.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.  Line of Credit

The Company has an unsecured federal funds line of credit for $4.2 million with a correspondent bank and a $14.7 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2012 and December 31, 2011, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2012 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 15.45%)	$17,860

Commitments to extend credit (all fixed rates
ranging from 2.49% to 11.90%)	$462

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.  Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (1)	$29,304	29,304	25,055	25,055
Securities held to maturity (2)	15,397	15,623	9,835	10,088
Loans (3)	91,813	91,893	102,002	101,736
Federal Home Loan Bank stock (3)	218	218	247	247
Accrued interest receivable (3)	385	385	454	454

Financial liabilities:
Deposits (3)	120,815	119,077	119,416	117,135
Off-balance-sheet financial instruments (3)	-	-	-	-
    _____________________________
    (1)   We consider these fair value measurements to be Level 1.
    (2)   We consider these fair value measurements to be Level 2.
    (3)   We consider these fair value measurements to be Level 3.

10.  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $17,000 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $78,000 and $83,000 for the nine-months ended September 30, 2012 and 2011, respectively.

11.  Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an Employee Stock Ownership Plan which acquired 8% of the total number of shares of common stock sold during the public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at the prime plus one percent rate and is payable in annual installments and is due in 2021.  The employer expense was $28,000 and $88,000 for the three- and nine-month periods ended September 30, 2012, respectively. The employer expense was $33,000 and $68,000 for the three- and nine-month periods ended September 30, 2011, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2012:
One-to four-family	$2,610	-	-	2,610	414	270
Lot loans	73	-	-	73	246	43
Home equity	323	-	-	323	177	129
Credit cards and unsecured	40	-	-	40	6	6

Total	$3,046	-	-	3,046	843	448

At December 31, 2011:
One-to four-family	1,667	-	-	1,667	592	378
Lot loans	70	-	-	70	220	129
Home equity	501	-	-	501	89	89
Automobile	-	-	-	-	18	18

Total	$2,238	-	-	2,238	919	614

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2012-
Foreclosed real estate	$2,199	-	-	2,199	133	93

At December 31, 2011-
Foreclosed real estate	$743	-	-	743	83	68

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it was subject.

At September 30, 2012, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2012:
Total Capital to Risk-
Weighted Assets	$18,132	21.49%	$6,749	8.00%	$8,436	10.00%
Tier I Capital to Risk-
Weighted Assets	17,077	20.24	3,375	4.00	5,062	6.00
Tier I Capital
to Total Assets	17,077	11.86	4,321	3.00	7,201	5.00

At December 31, 2011:
Total Capital to Risk-
Weighted Assets	19,431	22.35	6,955	8.00	8,694	10.00
Tier I Capital to Risk-
Weighted Assets	18,102	20.82	3,478	4.00	5,216	6.00
Tier I Capital
to Total Assets	18,102	12.69	4,279	3.00	7,132	5.00

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

In accordance with Office of the Comptroller of the Currency ("OCC") regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of certain account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that these account holders have reduced their qualifying deposits. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the period ended September 30, 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  Total assets increased $1.1 million, or 0.7%, to $146.8 million at September 30, 2012 from $145.7 million at December 31, 2011. The increase in total assets was due primarily to increases in federal funds sold and securities held to maturity offset by decreases in loans and interest-bearing deposits with banks.  Our federal funds sold increased $8.3 million, securities held to maturity increased $5.6 million, loans decreased $10.2 million, and interest bearing deposits with banks decreased $3.4 million since December 31, 2011.

Loans.  Our net loan portfolio decreased $10.2 million, or 10.0%, to $91.8 million at September 30, 2012 from $102.0 million at December 31, 2011.  Real estate mortgage loans decreased $5.8 million while consumer loans decreased $3.2 million. The decrease in loans receivable was due primarily to loan amortizations and prepayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  The Bank originates and sells most fixed rate greater than fifteen year residential loans to Freddie Mac in order to generate additional income.  For the nine months ended September 30, 2012, the Bank originated and sold $10.2 million in loans to Freddie Mac.  In an effort to maintain or increase our loan portfolio and increase interest income, in July 2012 management and the Board approved a program of keeping in portfolio, fifteen year single family mortgage loans that meet certain interest rate parameters and would qualify for sale to Freddie Mac.  In addition, the Bank has begun a commercial real estate lending program for owner occupied commercial buildings. At September 30, 2012, the Bank originated and kept $663,000 in fifteen year single family mortgage loans and $2.0 million in owner occupied commercial real estate loans.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2012 was $1.5 million, or 1.66% of net loans receivable, compared to $1.3 million, or 1.30% of net loans receivable, at December 31, 2011.  Nonperforming loans decreased to $2.6 million at September 30, 2012 from $4.6 million at December 31, 2011.  Nonperforming loans to total loans decreased to 2.72% at September 30, 2012 from 4.47% at December 31, 2011.  This decrease in nonperforming loans was primarily due to transferring loans to real estate owned as a result of foreclosure.  Loans on nonaccrual which were less than ninety days past due totaled $220,000 at September 30, 2012 compared to $242,000 at December 31, 2011.

As of September 30, 2012 the Bank had fifteen properties in real estate owned with a fair value of $2.2 million and total unpaid principal balances of $4.0 million.  In addition, the Bank was in the process of foreclosure on ten properties with a total fair value of $1.2 million and total unpaid principal balances of $2.0 million.  However, only three of these foreclosures were filed in 2012.

Deposits.  Total deposits increased $1.4 million, or 1.2%, to $120.8 million at September 30, 2012 from $119.4 million at December 31, 2011.  This increase was due primarily to increases in money market, savings and noninterest bearing deposits, offset by decreases in time deposits.  These increases were primarily matured time deposits moving to liquid deposit accounts in anticipation of higher rates in the future.

Equity.  Total equity decreased $612,000 to $24.8 million at September 30, 2012 from $25.4 million at December 31, 2011.  This decrease was due to the net loss of $670,000 during the nine months ended September 30, 2012, offset by Employee Stock Ownership Plan share allocation of $58,000 for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,
	2012				2011
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$93,452		$1,392	5.96%	$109,254		$1,634	5.98%
Investments held to maturity	11,237		66	2.35	11,171		82	2.94
Other interest-earning assets (2)	27,217		16	0.24	18,067		9	0.20

Total interest-earning assets	131,906		1,474	4.47	138,492		1,725	4.99

Noninterest-earning assets	11,649				9,950

Total assets	$143,555				$148,442

Interest-bearing liabilities:
MMDA and statement savings	65,277		70	0.43	59,591		109	0.73
Time deposits	32,841		58	0.71	40,317		97	0.96

Total interest-bearing liabilities	98,118		128	0.52	99,908		206	0.83

Noninterest-bearing liabilities	20,665				22,843
Equity	24,772				25,691

Total liabilities and equity	$143,555				$148,442

Net interest income			$1,346				$1,519

Net interest-rate spread (3)				3.95%				4.16%

Net interest margin (4)				4.08%				4.39%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34	x			1.39	x

____________________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2012				2011
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$96,938		$4,256	5.85%	$112,685		$5,027	5.95%
Investments held to maturity	9,747		180	2.46	7,543		192	3.39
Other interest-earning assets (2)	26,033		46	0.24	20,830		31	0.19

Total interest-earning assets	132,718		4,482	4.50	141,058		5,250	4.96

Noninterest-earning assets	10,668				10,400

Total assets	$143,386				$151,458

Interest-bearing liabilities:
MMDA and statement savings	64,000		250	0.52	59,463		324	0.73
Time deposits	33,982		189	0.74	47,792		437	1.22

Total interest-bearing liabilities	97,982		439	0.60	107,255		761	0.95

Noninterest-bearing liabilities	20,305				22,785
Equity	25,099				21,418

Total liabilities and equity	$143,386				$151,458

Net interest income			$4,043				$4,489

Net interest-rate spread (3)				3.90%				4.01%

Net interest margin (4)				4.06%				4.24%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.35	x			1.32	x

_________________________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2012 and 2011

General. Net loss for the three months ended September 30, 2012 was $44,000 compared to net earnings of $14,000 for the three months ended September 30, 2011, resulting in an annualized loss on average assets of (0.12)% for the three months ended September 30, 2012 and annualized income of 0.04% for the three months ended September 30, 2011.  The decrease in net earnings was due primarily to a decrease in our net interest income, partially offset by an increase in gains on loan sales to FHLMC.

Net Interest Income.  Net interest income decreased $173,000, or 11.4%, to $1,346,000 for the three months ended September 30, 2012 from $1,519,000 for the same period in 2011, primarily due to the decline in average balance of our loan portfolio, partially offset by our lower cost of deposits.  Our interest rate spread decreased to 3.95% for the three months ended September 30, 2012 from 4.16% for the same period in 2011, while our net interest margin decreased to 4.08% from 4.39%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2012 decreased to 1.34x, from 1.39x for the three months ended September 30, 2011.

Interest Income. Interest income for the three months ended September 30, 2012 decreased $251,000, or 14.5%, to $1,474,000 from $1,725,000 for the same period ended September 30, 2011.  The decrease in interest income for the three months ended September 30, 2012 was primarily due to lower average balances of loans receivable.  Average interest-earning loans decreased to $93.5 million during the three months ended September 30, 2012 compared to $109.3 million for the three months ended September 30, 2011.  In addition, the average yield on average interest earning assets decreased 52 basis points to 4.47% from 4.99% due to a shift in portfolio balance.

Interest Expense. Interest expense for the three months ended September 30, 2012 was $128,000 compared to $206,000 for the same period in 2011, a decrease of $78,000 or 37.9%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $32.8 million for the three month period ended September 30, 2012 from $40.3 million for the same period in 2011 and the average rate paid on certificates of deposit decreased to 0.71% from 0.96%. The total cost of funds for the three months ended September 30, 2012 decreased to 0.52% from 0.83% for the three months ended September 30, 2011.

Provision for Loan Losses.  We recorded a provision for loan loss of $270,000 for the three months ended September 30, 2012 compared to $306,000 for the same period in 2011.  The provision for loan losses reflected the decrease in net charge-offs and in nonperforming single family mortgage loans in foreclosure and the resulting write-downs based on fair value calculations.  Net charge-offs for the three months ended September 30, 2012 were $211,000 compared to $351,000 for the three months ended September 30, 2011. For the three months ended September 30, 2012, net charge-offs consisted of $36,000 for credit card and unsecured loans, $63,000 for second mortgage loans, $92,000 for first mortgages, $22,000 for other secured consumer loans, and a net recovery of $2,000 for automobile loans.  For the same period in 2011, net charge-offs consisted of $34,000 for credit card and unsecured loans, $104,000 for second mortgage loans, $158,000 for first mortgages, $38,000 for other secured consumer loans and $17,000 for automobile loans. Nonperforming loans to total loans at September 30, 2012 were 2.72% compared to 4.20% at September 30, 2011.  The allowance for loan losses to net loans receivable was 1.66% at September 30, 2012 compared to 1.43% at September 30, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2012 and 2011, Continued

Management considers the allowance for loan losses at September 30, 2012 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2012 increased $96,000, or 15.1%, to $730,000 compared to $634,000 for the same period in 2011. Gain on loan sales increased $114,000, fees and service charges on deposit accounts decreased $41,000, and other fees increased $24,000 for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  Gain on loan sales increased as a result of an increase in the volume of loans originated and sold to Freddie Mac.  Other income increased as a result of gains on the sale of both real estate owned and other respossessed assets.  The primary cause for the decrease in fees and service charges on deposit accounts was a decrease in income from NSF fees on transaction accounts.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2012 increased $64,000, or 3.5%, to $1,884,000 compared to $1,820,000 for the same period in 2011.  The largest increase occurred in salaries and employee benefits which increased $34,000, or 4.1% to $862,000 for the three months ended September 30, 2012, from $828,000 for the same period last year.  For the three months ended September 30, 2012, other expense increased $30,000, or 10.2%, to $324,000 compared to $294,000 for the same period in 2011.  The increase in other expense was primarily due to an increase in real estate owned and postage expenses offset by decreases in debit card losses and returned check charge offs.  Postage expense increased due to postage on direct mail loan promotions during the quarter.

Income Taxes. For the three months ended September 30, 2012, we recorded an income tax benefit of $34,000 on before tax losses of $78,000.  For the three months ended September 30, 2011, we recorded income tax expense of $13,000 on a before tax income of $27,000.  Our effective tax rate for the three months ended September 30, 2012 was 43.6% compared to 48.2% for the same time period in 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2012 and 2011

General.  Net loss for the nine months ended September 30, 2012 was $670,000 compared to net earnings of $93,000 for the nine months ended September 30, 2011, resulting in an annualized loss on average assets of (0.62)% for the nine months ended September 30, 2012 and annualized income on average assets of 0.08% for the nine months ended September 30, 2011.  The decrease in net earnings was due primarily to an increase in our provision for loan loss and a decrease in our net interest income.

Net Interest Income.  Net interest income decreased $446,000, or 9.9%, to $4,043,000 for the nine months ended September 30, 2012 from $4,489,000 for the same period in 2011, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest rate spread decreased to 3.90% for the nine months ended September 30, 2012 from 4.01% for the same period in 2011, while our net interest margin decreased to 4.06% from 4.24%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2012 increased to 1.35x, from 1.32x for the nine months ended September 30, 2011.

Interest Income. Interest income for the nine months ended September 30, 2012 decreased $768,000, or 14.6%, to $4,482,000 from $5,250,000 for the same period ended September 30, 2011.  The decrease in interest income for the nine months ended September 30, 2012 was primarily due to lower average balances of loans receivable and a 10 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $96.9 million during the nine months ended September 30, 2012 compared to $112.7 million for the nine months ended September 30, 2011.

Interest Expense. Interest expense for the nine months ended September 30, 2012 was $439,000 compared to $761,000 for the same period in 2011, a decrease of $322,000 or 42.3%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $34.0 million for the nine month period ended September 30, 2012 from $47.8 million for the same period in 2011 and the average rate paid on time deposit decreased to 0.74% from 1.22%.  The total cost of funds for the nine months ended September 30, 2012 decreased to 0.60% from 0.95% for the nine months ended September 30, 2011.

Provision for Loan Losses.  We recorded a provision for loan loss of $1,450,000 for the nine months ended September 30, 2012 and $756,000 for the same period in 2011.  The provision for loan losses reflected the increase in net loan charge-offs and in nonperforming single family mortgage loans in foreclosure and the increase in real estate owned and the resulting write-downs based on fair value calculations.  Net charge-offs for the nine months ended September 30, 2012 were $1,253,000 compared to $818,000 for the nine months ended September 30, 2011. For the first nine months of 2012, net charge-offs consisted of $147,000 for credit card and unsecured loans, $289,000 for second mortgage loans, $123,000 for lot loans, $573,000 for first mortgages, $114,000 for other secured consumer loans, and $7,000 for automobile loans.  For the first nine months of 2011, net charge-offs consisted of $181,000 for credit card and unsecured loans, $335,000 for second mortgage loans, $219,000 for first mortgages, $68,000 for other secured consumer loans, and $15,000 for automobile loans. Nonperforming loans to total loans at September 30, 2012 were 2.72% compared to 4.20% at September 30, 2011.  The allowance for loan losses to net loans receivable was 1.66% at September 30, 2012 compared to 1.43% at September 30, 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2012 and 2011, Continued

Our provision for loan losses increased for the nine months ended September 30, 2012, despite a decrease in our nonperforming loans.  As mentioned above, this increase was primarily due to an increase in net charge-offs and in nonperforming single family real estate loans.   As of September 30, 2012, the Bank was in the process of foreclosure on 10 single family real estate loans.

Noninterest Income. Noninterest income for the nine months ended September 30, 2012 increased $132,000, or 7.3%, to $1,945,000 compared to $1,813,000 for the same period in 2011. Gain on loan sales increased $222,000, fees and service charges on deposit accounts decreased $109,000, fees and charges on loans increased $11,000, and other fees increased $8,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Gain on sales increased as a result of an increase in the volume of loans originated and sold to Freddie Mac during the period, which was also the primary reason for the increase in fees and charges on loans.  Other fees increased as a result of gains on the sale of other repossessed assets.  The primary cause for the decrease in fees and service charges on deposit accounts and other income was a decrease in income from NSF fees on transaction accounts and losses on the sale of real estate owned.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2012 was $5,614,000 compared to $5,397,000 for the same period in 2011, an increase of $217,000 or 4.0%.  The largest increase occurred in professional fees which increased $64,000, or 14.1%, to $519,000 compared to $455,000 for the same period in 2011.  The increase in professional fees was primarily due to an increase in legal fees associated our first annual meeting and stockholder vote as a public company, and both accounting and legal fees associated with being a public company and consultant fees associated with internal audit reviews.  For the nine months ended September 30, 2012, salaries and employee benefits expense increased $59,000, or 2.3%, to $2,645,000 compared to $2,586,000 for the same period in 2011.  For the nine months ended September 30, 2012, other expense increased $50,000, or 6.3%, to $842,000 compared to $792,000 for the same period in 2011.  The increase in other expense was primarily due to an increase in real estate owned expenses.  For the nine months ended September 30, 2012, FDIC insurance expense decreased $22,000, or 19.6%, to $90,000 compared to $112,000 for the same period in 2011.  The decrease in FDIC insurance expense was primarily due to a decrease in our base deposits and a decrease in the assessment rate for the nine months ended September 30, 2012.

Income Taxes. For the nine months ended September 30, 2012, we recorded an income tax benefit of $406,000 on before tax losses of $1,076,000.  For the nine months ended September 30, 2011, we recorded income tax expense of $56,000 on a before tax income of $149,000.  Our effective tax rate for the nine months ended September 30, 2012 was 37.7% compared to 37.6% for the same time period in 2011.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required by smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2012, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2012, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2012	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2012	By:	/s/ Scott A. Swain
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

10.4	Employee Severance Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-54280))
10.6
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.7
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files *

*Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.