Form 10-K
period 2012-12-31
Sunshine Financial Inc
filed 2013-03-25
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.5 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 25, 2013, there were 1,234,454 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART I

Item 1.   Business

General

Sunshine Financial, Inc. (“Sunshine Financial” or the “Company”), a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, Sunshine Savings Bank.  Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  We expanded over the years to serve city, county, state and federal government employees as well as the employees of commercial and industrial companies, associations, contract employees serving these groups, and family members.  This expansion resulted in our evolution toward a community financial institution with a growing focus trending more toward real estate lending than the traditional credit union products.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank’s conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure (the “Conversion”). Please see Note 18 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information.

Unless the context otherwise requires, references in this document to “we,” “us,” and “our” means Sunshine Financial or Sunshine Savings Bank, unless the context otherwise requires.

Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans.  In addition, in conjunction with owner and non-owner occupied real estate loans we occasionally will originate commercial secured or unsecured loans.

In the second quarter of 2012, we hired a commercial real estate lender with local experience to originate primarily owner occupied commercial real estate loans and a limited amount of non-owner occupied commercial real estate loans.  At December 31, 2012, 100% of our commercial real estate loan portfolio was owner occupied.  The target market for the commercial real estate loans is prime credit, 80% loan to value or less, one, three, or seven year balloons with 20 year amortizations.  In addition, we contracted with an internet based automobile loan origination platform for dealers, DealerTrack Technologies (“DealerTrack”), and local new automobile dealerships to originate car loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

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

•
legislative or regulatory changes that adversely affect our business, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;

•	our ability to attract and retain deposits;

•	changes in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission.

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

Market Area

We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have four retail offices.  Each of our offices is located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC our share of deposits in that market was approximately 2.65%.  This data does not include deposits held by credit unions with which we also compete. See “- Competition.”

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

Leon County’s unemployment rate as of December 2012 was 6.3%, while the State of Florida rate was 7.9% and the US rate was 7.8% for the same time period.  The foreclosure rate of 5.9% in Leon County is slowly decreasing and is well below the 10.3% foreclosure rate for the State of Florida at December 31, 2012, which has the one highest foreclosure rates in the nation.  As of December 31, 2012, the US foreclosure rate was 3.0%. The median home price in Tallahassee was $148,000 as compared to the Florida median home price of $154,000 and the US median home price of $179,000 at December 31, 2012.

Population growth in Leon County and the city of Tallahassee is projected to exceed population growth for the country and state as a whole. Per capita and average household income levels for Florida, Leon County and the city of Tallahassee generally fall below the United States levels. Demographic data for Leon County and Tallahassee are skewed by the large student population that resides in this area. Approximately 49% of the population of Tallahassee falls in the 15-34 year old age group, as compared to 40% for Leon County, 25% for the state of Florida and 27% for the U.S, due to the large number of college students who reside in the area.  The total number of households has increased since 2010 in Leon County and in Tallahassee, similar to the state of Florida. Total households in Leon County and Tallahassee are projected to continue this expansion at a more rapid pace over the next five years than state and national growth.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans
One- to four-family	$59,987	61.13%	$70,144	67.71%
Lot loans	6,289	6.41	7,363	7.11
Commercial real estate	7,847	8.00	-	-
Construction	1,006	1.02	74	0.07
Total real estate loans	75,129	76.56	77,581	74.89

Consumer loans:
Home equity	10,407	10.61	12,731	12.29
Automobile	3,043	3.10	2,483	2.40
Credit cards and unsecured	7,521	7.66	8,184	7.90
Deposit account	578	0.59	791	0.76
Other	1,452	1.48	1,818	1.76
Total consumer loans	23,001	23.44	26,007	25.11

Total loans	98,130	100.00%	103,588	100.00%

Less:
Loans in process	1,199		207
Deferred fees and discounts	63		50
Allowance for losses	1,533		1,329
Total loans, net	$95,335		$102,002

We do not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and have no established program to originate or purchase subprime loans to be held in our portfolio.  Loans identified as subprime, with FICO scores of less than 660, were predominately originated prior to 2006, while we were a credit union, and are managed in the ordinary course of business. These subprime loans totaled approximately $13.1 million or 13.4% of our total loan portfolio at December 31, 2012, and $17.0 million or 16.7% of our total loan portfolio at December 31, 2011, down from $18.3 million or 15.5% of our total loan portfolio at December 31, 2010.  As of December 31, 2012, our subprime portfolio included approximately $10.3 million in one- to four-family mortgage loans (of which $1.7 million were adjustable rate), $1.9 million in home equity loans (all of which are adjustable rate), $200,000 of automobile loans (of which $21,000 were adjustable rate) and $700,000 in other types of consumer loans (of which $259,000  were adjustable rate) made to borrowers that are considered subprime by banking regulators based on the borrower’s FICO score at the time the loan was originated or modified.  We do not believe subprime lending is a material part of our lending activity.

The reduction in our subprime loan portfolio has been primarily attributable to our change in lending emphasis from higher risk and higher rate automobile and unsecured consumer lending to lower risk and lower yielding single-family mortgage lending and the implementation of more stringent underwriting standards beginning in 2006, coupled with pay-offs and write-offs of loans originated prior to 2006.  Some of the most important changes made to our underwriting standards included requiring a:

(i) minimum length of employment for borrowers; (ii) maximum allowable overall debt to income and unsecured debt to income ratios; (iv) private mortgage insurance on one- to four-family and lot secured real estate loans with over an 80% loan to value ratio; and (v) minimum acceptable FICO credit score of 660.

As a result, originations to subprime borrowers declined from $1.6 million during 2008 to $200,000 in 2009, $266,000 in 2010, $209,000 in 2011 and $35,000 in 2012.  The Bank does not have a subprime program but occasionally originates loans meeting the definition of subprime.

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan losses) at the dates indicated.

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-rate loans:
Real estate loans:
One- to four-family	$53,031	54.04%	$62,404	60.24%
Commercial real estate	7,847	8.00	-	-
Construction or development	1,006	1.02	74	0.07
Lot loans	6,225	6.34	7,296	7.04
Total real estate loans	68,109	69.40	69,774	67.35

Consumer loans:
Home equity	2,776	2.83	3,604	3.48
Automobile	3,020	3.08	2,361	2.28
Unsecured	1,872	1.91	2,094	2.02
Deposit account	578	0.59	791	0.76
Other	1,445	1.47	1,785	1.73
Total consumer loans	9,691	9.88	10,634	10.27

Total fixed-rate loans	77,800	79.28	80,409	77.62

Adjustable-rate loans:
Real estate loans:
One- to four-family	6,956	7.09	7,740	7.48
Lot loans	64	0.07	66	0.06
Total real estate loans	7,020	7.16	7,806	7.54
Consumer loans:
Home equity	7,631	7.77	9,127	8.81
Automobile	24	0.02	122	0.12
Credit Cards	4,965	5.06	5,302	5.12
Unsecured	683	0.70	789	0.76
Other	7	0.01	33	0.03
Total consumer loans	13,310	13.56	15,373	14.84

Total adjustable-rate loans	20,330	20.72	23,179	22.38

Total loans	98,130	100.00%	103,588	100.00%

Less:
Loans in process	1,199		207
Deferred fees and discounts	63		50
Allowance for losses	1,533		1,329
Total loans, net	$95,335		$102,002

The following schedule illustrates the contractual maturity of our construction loan portfolio at December 31, 2012.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction loans		Total
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due during year(s)
ending December 31,	(Dollars in thousands)
2013	$-	-%		$	%
2014 to 2017	-	-
2018 and following	1,006	5.67	1,006	5.67
Total	$1,006	5.67%	$1,006	5.67%

The total amount of loans due after December 31, 2013, which have predetermined interest rates, is $76.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $15.5 million.

Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors.  Unsecured loans of $50,000 and secured loans of $150,000 and below meeting our underwriting guidelines can be approved by individual loan officers, although secured loans up to $750,000 may be approved by our Chief Executive Officer.  Our Management loan committee, consisting of our President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and our Senior Vice President and Chief Financial Officer, reviews all other loans and all loan modifications.  Loan committee meetings require a quorum of three members of the committee.  Loans submitted to the loan committee require approval of a majority of the members voting and approval of all members present if only three members are present.  Loans exceeding $1.0 million must be approved by the Directors loan committee and loans exceeding $2.0 million must be approved by the Board of Directors.  All closed loans are presented to the Board for ratification on a monthly basis.

At December 31, 2012, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $5.9 million (25% of Tier 1 capital plus allowance for loan loss).  Our five largest lending relationships totaled $7.8 million in the aggregate, or 7.9% of our gross loan portfolio, at December 31, 2012.  The largest relationship consists of a $2.4 million loan secured by an owner occupied commercial building.  The next four largest lending relationships at December 31, 2012, range from $2.1 million to $0.7 million and are secured by owner occupied commercial real estate.

Commercial Real Estate Loans.  We began originating commercial real estate loans in 2012, primarily owner occupied loans.  We are targeting individual commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million. We will offer both fixed and adjustable-rate loans on commercial real estate loans, although all of the loans we recently originated were at a fixed interest rate with an amortization term of 20 years and maturity of up to 10 years. Commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. We require appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial real estate properties. We also generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. At December 31, 2012, we had $7.8 million of commercial real estate loans, representing approximately 8.0% of the total loan portfolio, consisting of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties.  The largest commercial real estate loan at December 31, 2012 totaled $2.4     million and was performing in accordance with its repayment terms.

Commercial real estate loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan or business occupying the property in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, to date, all of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

One- to Four-Family Real Estate Lending and Lot Loans.  We originate loans secured by first mortgages on one- to four-family residences primarily in our market area.  We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers are also important sources of loan originations.  Since converting from a credit union to a federal mutual savings bank in 2007, we have expanded our target residential mortgage market to include all of Leon County, with an emphasis on increasing our residential real estate loan originations.

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%.  For loans exceeding an 80% loan-to-value ratio, since 2006, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  The majority of our one- to four-family residential loans are originated with fixed rates and have terms of ten to 30 years.  We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin.  Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan.  Our ARM loans have terms up to 30 years.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  Our ARM loans generally have a cap of two percentage points on rate adjustments during any one year and nine percentage points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  During the year ended December 31, 2012, we originated $17.9 million of one- to four-family fixed rate mortgage loans and $131,000 one- to four-family ARM loans.  Of the $17.9 million in one- to four-family fixed rate mortgage loans originated during 2012, we sold $14.7 million of those loans to FHLMC, but retained the servicing rights.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have originated only $131,000 in ARM loans in the past two years and total ARM loans represent only 7.2% of our total mortgage loan portfolio.  As of December 31, 2012, one-to four-family mortgage loans delinquent over 60 days represented 4.41% of that portfolio compared to 6.62% as of December 31, 2011.    See “- Asset Quality -- Nonperforming Assets” and “-- Classified Assets.”

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $109,000 at December 31, 2012.

Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years. At December 31, 2012, lot loans totaled $6.3 million or 6.4% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $46,000.

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

Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2012, home equity lines of credit totaled $7.6 million and home equity loans totaled $2.8 million, or collectively 45.3% of our consumer loan portfolio and 10.6% of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on Treasury bill securities adjusted to a constant one-year maturity rate plus a margin or are based on prime plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re-borrowed after payment at any time during the draw period. At December 31, 2012, unfunded commitments on these lines of credit totaled $2.6 million.

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

We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis and beginning in the fourth quarter of 2012 we began using DealerTrack, an internet based loan origination program for automobile dealers, which provides us with lending opportunities using our own underwriting parameters for loans to borrowers in our market area.  Our automobile loan portfolio totaled $3.0 million at December 31, 2012, or 13.2% of our consumer loan portfolio and 3.1% of our gross loan portfolio.  Automobile loans may be written for a term of up to five years for both new and used cars with fixed rates of interest.  Loan-to-value ratios are up to 125% of the lesser of the MSRP or the National Automobile Dealers Association value for auto loans, plus the price of extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.

Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2012, totaled $1.4 million, or 1.5% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2012, unfunded commitments on our unsecured lines of credit and credit cards totaled $17.1 million, and the average outstanding balance on these lines was approximately $2,500.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.  Consistent with our asset/liability objectives, for the year ended December 31, 2012, we originated $15.0 million of one- to four-family mortgage loans for sale, of which $14.7 million were sold to Freddie Mac in transactions where we retain the servicing.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2012	2011
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$17,946	$9,591
Lot loans	-	-
Construction	1,780	321
Commercial real estate	7,791
Home equity	130	66
Automobile	2,097	1,442
Credit cards and unsecured	678	610
Deposit accounts	301	586
Other consumer	46	141
Total fixed-rate	30,769	12,757
Adjustable-rate:
One- to four-family real estate	131	-
Home equity	405	632
Automobile	-	-
Credit cards and unsecured	-	56
Other consumer	76	-
Total adjustable rate	612	688
Total loans originated	31,381	13,445
Repayments:
Principal repayments	24,415	22,209
Loan sales	14,652	6,586
Increase (decrease) in other items, net	(1,019)	249
Net decrease	$(6,667)	$(15,599)

Asset Quality

Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2012, loans totaling $2.0 million had their repayment term extended or had their interest rate temporarily lowered and were not considered non-performing.

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

Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2012, we had approximately $2.3 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2012, we had $323,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2012, we had $74,000 in two repossessed boats held for sale and $1.9 million in thirteen foreclosed single family dwellings held for sale.

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2012.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

One- to four-family	4	$611	1.02%	12	$1,714	2.86%	16	$2,325	3.88%
Lot Loans	-	-	-	2	87	1.38	2	87	1.38
Consumer	5	124	0.54	11	182	0.79	16	306	1.33

Total	9	$735	0.83	25	$1,983	2.02	34	$2,718	2.77

Total delinquent loans reported in the table above include loans to subprime borrowers of approximately $1.3 million and $55,000 of one- to four-family and consumer loans, respectively, representing in the aggregate 47.5% of total delinquent loans.

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $2.0 million and $1.4 million, at December 31, 2012 and 2011, respectively, in troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  As of December 31,2012 and 2011, there were no troubled debts restructured that were in nonaccrual status.  Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2012	2011
	(Dollars in thousands)

Nonaccruing loans (1):
One- to four-family	$2,033	$3,956
Lot loans	87	211
Construction or development	-	-
Home equity	158	360
Automobile	19	24
Credit cards and unsecured	10	12
Deposit accounts	-	-
Other consumer	-	75
Total	2,307	4,638

Foreclosed assets:
One- to four-family	1,878	743
Consumer	74	18
Total	1,952	761

Total nonperforming assets	$4,259	$5,399
Total as a percentage of total assets	2.89%	3.70%
Performing troubled debt restructurings	$1,952	$1,366
(1)   Includes $0 of troubled debt restructurings classified as nonaccrual at December 31, 2012.

At December 31, 2012 and December 31, 2011, $1.0 million and $2.1 million, respectively, of our total nonaccruing loans related to loans made to subprime borrowers.  For the year ended December 31, 2012, gross interest income which would have been recorded had all nonaccruing loans been current in accordance with their original terms amounted to approximately $318,000, $11,000 of which was included in interest income based on cash received.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2012, there were 56 loans totaling $3.2 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered in management's determination of our allowance for loan losses.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as “special mention.”  We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2012, we had classified $4.6 million of our loans as substandard, none as doubtful and none as loss, of which $2.3 million was included in nonaccruing loans, including $1.9 million that related to subprime borrowers.  This total amount of classified loans represented 21.2% of our equity capital plus allowance for loan losses and 3.1% of our assets at December 31, 2012. We also had classified $967,000 of our loans as special mention.

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

At December 31, 2012, our allowance for loan losses was $1.5 million, or 1.6% of our total loan portfolio and 66.5% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Loans to subprime borrowers are not considered separately when we establish our allowance for loan losses; however, losses on these loans are included in the historical loss factors we use.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

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

Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  In addition, the Office of the Comptroller of the Currency as an integral part of its examination process, periodically reviews our loan and foreclosed assets portfolios and the related allowance for loan losses and valuation allowance for foreclosed assets.  The Office of the Comptroller of the Currency may require the allowance for loan losses or the valuation allowance for foreclosed assets to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

There were $1.2 million and $1.8 million in net loan charge-offs during the years ended December 31, 2012 and 2011, respectively.

The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$1,329	$1,621

Charge-offs:
One- to- four-family	611	790
Lot loans	128	135
Construction	-	-
Home equity	303	516
Automobile	18	29
Credit cards and unsecured	283	278
Deposit accounts	-	-
Other consumer	115	109
Total	1,458	1,857

Recoveries:
One- to- four-family	160	2
Lot loans	5	-
Construction	-	-
Home equity	23	1
Automobile	12	16
Credit cards and unsecured	52	66
Deposit accounts	-	-
Other consumer	1	8
Total	253	93

Net charge-offs	1,205	1,764
Additions charged to operations	1,409	1,472
Balance at end of period	$1,533	$1,329

Ratio of net charge-offs during the period to average loans outstanding during the period	1.24%	1.59%

Ratio of net charge-offs during the period to average nonperforming assets	24.30%	36.26%

Allowance as a percentage of nonperforming loans	66.45%	28.65%

Allowance as a percentage of total loans, net (end of period)	1.56%	1.30%

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

	December 31,
	2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$690	61.13%	$475	67.71%
Lot loans	88	6.41	144	7.11
Construction…	-	1.02	-	0.07
Commercial real estate	78	8.00	-	-
Home equity	343	10.61	235	12.29
Automobile	9	3.10	39	2.40
Credit cards and unsecured	231	7.66	337	7.90
Deposit accounts	-	0.59	-	0.76
Other consumer	94	1.46	99	1.76
Total	$1,533	100.00%	$1,329	100.00%

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

Our investment portfolio has historically been a small portion of our assets because we attempt to be fully invested in loans.  We may, however, utilize our borrowing capacity at the Federal Home Loan Bank (“FHLB”) Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  In addition, we invested the net proceeds from our recently completed this stock offering in short-term liquid assets such as U.S. Government and federal agency securities of various maturities, mortgage-backed or other marketable securities, deposits in other financial institutions, or a combination thereof, until they can be deployed in an orderly fashion.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Savings Bank.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.”

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2012, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency mortgage-backed securities	$15,441	$15,658	$9,835	$10,088
Total investment securities	15,441	15,658	9,835	10,088

Federal Home Loan Bank stock	218	218	247	247

Total securities	$15,659	$15,876	$10,082	$10,335

The composition and contractual maturities of the investment securities portfolio as of December 31, 2012, excluding FHLB Bank stock, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
Held to maturity securities:	(Dollars in thousands)
Agency mortgage- backed securities	$3,179	3.31%	$12,262	1.58%	$15,441	1.60%	$15,658

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  Our current deposit products include checking, savings, and money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2012, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2012, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 74.2% of total deposits.

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

Certificates of deposit represent 25.8% of our deposits.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Opening balance	$119,416	$133,757
Net Deposits (Withdrawals)	1,693	(15,289)
Interest credited	553	948

Ending balance	121,662	119,416

Net increase (decrease)	2,246	(14,341)

Percent increase (decrease)	1.9%	(10.7)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2012		2011
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$23,185	19.1%	$21,827	18.3%
Statement savings	28,098	23.1	27,700	23.2
Money market	31,910	26.2	27,028	22.6
IRA	7,106	5.8	6,571	5.5

Total non-certificates	90,299	74.2	83,126	69.6

Certificates:
0.00 - 0.60%	21,947	18.0	8,929	7.5
0.61 - 1.00%	4,262	3.5	17,999	15.1
1.01 - 5.13%	5,154	4.3	9,362	7.8

Total certificates	31,363	25.8	36,290	30.4

Total deposits	$121,662	100.0%	$119,416	100.0%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2012.

	0.00- 0.60%	0.61- 1.00%	1.01- 5.13%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2013	$4,333	$527	$896	$5,756	18.4%
June 30, 2013	4,697	924	662	6,283	20.0
September 30, 2013	4,810	771	285	5,866	18.7
December 31, 2013	6,478	151	550	7,179	22.9
March 31, 2014	534	258	183	975	3.1
June 30, 2014	620	522	169	1,311	4.2
September 30, 2014	180	183	467	830	2.6
December 31, 2014	279	10	143	432	1.4
March 31, 2015	-	344	230	574	1.8
June 30, 2015	-	78	156	234	0.7
September 30, 2015	7	340	173	520	1.7
December 31, 2015	9	14	143	166	0.5
Thereafter	-	140	1,097	1,237	4.0

Total	$21,947	$4,262	$5,154	$31,363	100.00%

Percent of total	70.0%	13.6%	16.4%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2012.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$4,634	$4,857	$9,182	$4,191	$22,870
Certificates of deposit of $100,000 or more	1,122	1,426	3,863	2,082	8,493
Total certificates of deposit	$5,756	$6,283	$13,045	$6,273	$31,363

We are a member of and may obtain advances from the FHLB of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  At December 31, 2012 and December 31, 2011, we had no FHLB advances or other borrowings outstanding.  At December 31, 2012, we had the ability to borrow approximately $14.6 million from the FHLB of Atlanta.  We may rely in part on long-term FHLB advances to fund asset and loan growth.  We are required to own stock in the FHLB of Atlanta based on the amount of our advances.  At December 31, 2012, we had $218,000 in that stock.

Subsidiary and Other Activities

As a federally chartered savings bank, Sunshine Savings Bank is permitted by Office of the Comptroller of the Currency regulations to invest up to 2% of our assets, or $2.9 million at December 31, 2012, in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Sunshine Savings Bank has one subsidiary, Sunshine Member Insurance Services, Inc. (“SMSI”), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our investment in SMSI as of December 31, 2012 was $100.

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

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, Sunshine Savings Bank's share of deposits in the Tallahassee, Florida Metropolitan Statistical Area was approximately 2.65%.

How We Are Regulated

General. Set forth below is a brief description of certain laws and regulations that are applicable to Sunshine Financial and Sunshine Savings Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of Sunshine Financial and Sunshine Savings Bank .  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

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

Recently Enacted Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. This Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transferred the regulation of federal savings associations from the Office of Thrift Supervision to the Office of the Comptroller of the Currency effective July 21, 2011. At the same time, responsibility for regulation of savings and loan holding companies was transferred to the Federal Reserve. The new law also established a Consumer Protection Bureau (CFPB) within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect Sunshine Savings Bank and Sunshine Financial.  Regulations implementing many of these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

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

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•	New regulatory capital rules are required for all FDIC-insured institutions and their holding companies.

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

As a federally chartered savings bank, Sunshine Savings Bank is required to meet a qualified thrift lender test. This test requires Sunshine Savings Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, Sunshine Savings Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, Sunshine Savings Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the qualified thrift lender (“QTL”) test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the Office of the Comptroller of the Currency and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless it meets the test as specified, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must register, and be subject to the same requirements, as become a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association. As of December 31, 2012, Sunshine Savings Bank met the QTL test.

Sunshine Savings Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2012, Sunshine Savings Bank had 15.6% of its assets in consumer loans, commercial paper and corporate debt securities and 0.02% assets in commercial non-mortgage loans.

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

Sunshine Savings Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2012, Sunshine Savings Bank's lending limit under this restriction was $4.7 million. We have no loans in excess of our lending limit.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in Sunshine Savings Bank up to $250,000 per separately insured depositor.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires FDIC’s deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules for this purpose, under which the assessment base is average total assets minus Tier 1 capital.  Under the rules for institutions with assets of less than 10.0 billion, for Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates are 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.

Transactions with Affiliates. Transactions between Sunshine Savings Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates; certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sunshine Savings Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition, Sunshine Savings Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Sunshine Financial is an affiliate of Sunshine Savings Bank. The Sarbanes-Oxley Act of 2002 generally prohibits loans by Sushine Financial to its executive officers and directors.  However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, Sunshine Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The laws limit both the individual and aggregate amount of loans that Sunshine Savings Bank may make to insiders based, in part, on Sunshine Savings Bank’s capital level and requires that certain board approval procedures be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Capital Requirements for Sunshine Savings Bank.  Sunshine Savings Bank is required to maintain specified levels of regulatory capital under regulations of the Office of the Comptroller of the Currency. Office of the Comptroller of the Currency regulations state that to be "adequately capitalized," an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.  An institution that is not well capitalized is subject to certain restrictions on its interest rates on deposits and brokered deposits

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total risk-based capital ratio" means the ratio of total capital to risk-weighted assets.

The term "Tier 1 capital" generally consists of common shareholders' equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. At December 31, 2012, Sunshine Savings Bank had $166,000 of goodwill, no other assets, or disallowed servicing assets and $2.6 million of deferred tax assets excluded from Tier 1 capital.

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

The Office of the Comptroller of the Currency is authorized, and under certain circumstances required, to take certain actions against savings banks that fail to meet the minimum ratios for an "adequately capitalized institution." Any such institution must submit a capital restoration plan and, without prior regulatory approval, generally may not increase its assets, acquire another institution, establish a branch, engage in any new activities, or make capital distributions. The Office of the Comptroller of the Currency is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

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

At December 31, 2012, Sunshine Savings Bank was considered a "well-capitalized" institution under Office of the Comptroller of the Currency regulations. Regulatory capital is discussed further in Note 17 of the Notes to Consolidated Financial Statements contained herein. New capital regulations are required by the Dodd-Frank Act by 18 months from the date of enactment. We cannot predict what impact such new regulations may have.

New Proposed Capital Rules.  The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to Sunshine Savings Bank and Sunshine Financial. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules. The proposed rules as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted. The proposed rules include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the buffer amount. The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time. The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules). The proposed rules set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed rules would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others: For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.  Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

Savings and Loan Holding Company Act and Change in Bank Control Act.  Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term “company” includes corporations, partnerships, associations, and certain trusts and other entities.  “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of at least 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A provision limiting the acquisition by a bank holding company of more than 5% of the outstanding voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve Board would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of Sunshine Financial or Sunshine Savings Bank; and

•	before any other company could acquire 25% or more of the common stock of Sunshine Financial or Sunshine Savings Bank, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations. As such, prior regulatory approval is required from the Federal Reserve in the case of control of a savings and loan holding company and from the Office of the Comptroller of the Currency in the case of control of a savings association when a person(s) rather than a holding company seeks control of a savings and loan holding company or a savings association.

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

Federal Home Loan Bank System.  Sunshine Savings Bank is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Sunshine Savings Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sunshine Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2012 of $218,000.

Regulation of Sunshine Financial

 Sunshine Financial. As a savings and loan holding company, Sunshine Financial is subject to regulation, supervision and examination by the Federal Reserve. Applicable federal law and regulations limit the activities of Sunshine Financial and require the approval of the Federal Reserve for any acquisition of a subsidiary, including another financial institution or holding company thereof.  In addition, the Federal Reserve has enforcement authority over Sunshine Financial and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to Sunshine Savings Bank.

Permissible Activities.  Pursuant to federal law and regulations and policy, a savings and loan holding company such as Sunshine Financial may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve or from acquiring or retaining, with certain exceptions, more than 5% of the voting stock of a non-subsidiary holding company or savings association.  A savings and loan holding company is also prohibited from acquiring more than 5% of the voting stock of a company engaged in activities other than those authorized by federal law, from engaging in activities that would constitute a serious risk to the safety and soundness of its subsidiary bank or from acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements for Sunshine Financial.  Under the Dodd-Frank Act, savings and loan holding companies will not be subject to capital requirements established by the Federal Reserve until 2015.  The Federal Reserve, however, expects Sunshine Financial to support Sunshine Savings Bank, including providing additional capital to Sunshine Savings Bank when it does not meet its capital requirements.  Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress.  These and other Federal Reserve policies may restrict Sunshine Financial Inc.’s ability to pay dividends.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2012, we had approximately $4.0 million in net operating loss carry forwards for federal income tax purposes.

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

Employees

At December 31, 2012, we had a total of 52 full-time employees and 12 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Item 1A.    Risk Factors

Not required; the Company is a smaller reporting company

Item 1B.    Unresolved Staff Comments

None

Item 2.       Properties

At December 31, 2012, we had four full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Savings Bank at December 31, 2012.  The aggregate net book value of our premises and equipment was $3.3 million at December 31, 2012.  See also Note 4 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Savings Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2012
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$2,828

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2017	$117

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2014	$78

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	2013	$298

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all prepaid software, data processing and computer equipment utilized by Sunshine Savings Bank at December 31, 2012 was $497,000.  Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Savings Bank's operations as a whole.

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

	Stock Price
2012 Quarters	High	Low	Dividends Per Share

First Quarter (01/01/2012 to 03/31/2012)	$10.50	$9.45	---
Second Quarter (04/01/2012 to 6/30/2012)	$11.09	$10.00	---
Third Quarter (07/1/2012 to 09/30/2012)	$11.33	$10.25	---
Fourth Quarter (10/1/2012 to 12/31/2012)	$11.03	$10.10	---

	Stock Price
2011 Quarters	High	Low	Dividends Per Share

Second Quarter (04/5/2011 to 06/30/2011)	$11.55	$10.00	---
Third Quarter (07/1/2011 to 09/30/2011)	$11.03	$9.23	---
Fourth Quarter (10/1/2011 to 12/31/2011)	$10.10	$9.50	---

At December 31, 2012, there were 1,234,454 shares outstanding and the closing price of our common stock on that date was $10.35.  On that date, we had approximately 180 shareholders of record.

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

Equity Compensation Plan Information

The equity compensation plan information presented Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, Sunshine Financial had no purchases of its common stock.

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

	At December 31,
	2012	2011	2010
Selected Financial Condition Data:	(In thousands)
Total assets	$147,440	$145,760	$149,924
Cash and cash equivalents	26,909	25,055	19,324
Loans receivable net	95,335	102,002	118,060
Securities held to maturity, at amortized cost:
U.S. government and federal agency	15,441	9,835	3,027
Federal Home Loan Bank stock	218	247	298
Deposits	121,662	119,416	133,757
Other borrowings	-	-	-
Equity	24,935	25,385	15,039

	For the Year Ended December 31,
	2012	2011	2010
	(In Thousands, except per share data)
Selected Operations Data:
Total interest income	$5,940	$6,858	$7,834
Total interest expense	553	948	1,720
Net interest income	5,387	5,910	6,114
Provision for loan losses	1,409	1,472	975
Net interest income after provision for loan losses	3,978	4,438	5,139
Fees and service charges on deposit accounts	2,126	2,243	2,375
Fees and service charges on loans	593	177	101
Total noninterest income	2,719	2,420	2,476
Total noninterest expense	7,573	7,220	6,997
(Loss) income before income taxes (benefit)	(876)	(362)	618
Income taxes (benefit)	(348)	(136)	232
Net (loss) income	$(528)	$(226)	$386

Basic EPS	$(0.43)	$(0.18)
Diluted EPS	$(0.43)	$(0.18)

	For the Year Ended December 31,
	2012	2011	2010

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net income to average total assets)	(0.37)%	(0.15)%	0.25%
Return on equity (ratio of net income to average equity)	(2.11)	(1.01)	2.60
Interest-rate spread information:
Average during period	3.93	4.01	4.04
End of period	4.11	3.75	3.74
Net interest margin(1)	4.08	4.23	4.31
Noninterest income to operating revenue	31.04	26.34	24.02
Operating expense to average total assets	5.28	4.83	4.58
Average interest-earning assets to average interest-bearing liabilities	1.35	1.33	1.22
Efficiency ratio(2)	88.02	85.58	80.59

Asset quality ratios:
Nonperforming assets to total assets at end of period	2.89	3.70	3.75
Nonperforming loans to total loans	2.35	4.55	4.20
Allowance for loan losses to non- performing loans	66.45	28.65	32.68
Allowance for loan losses to loans receivable, net	1.56	1.30	1.37
Net charge-offs to average loans outstanding	1.24	1.59	0.61

Capital Ratios:
Equity to total assets at end of period	16.91	17.42	10.03
Average equity to average assets	17.47	14.94	9.70

Other data:
Number of full-service offices	4	4	4
__________________________________________
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

Overview

Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Savings Bank. Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of the Sunshine Saving Bank’s conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure. Please see Note 18 of the Notes to Consolidated Financial Statements under Item 8 of this report for more information.

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

Over the last year, our net interest margin has decreased as a result of the decrease in our yield on earning assets.  While our average yield on interest-earning assets decreased 41 basis points to 4.50% for the year ended December 31, 2012 compared to 4.91% for the year ended December 31, 2011, our average funding costs decreased from 0.90% during the year ended December 31, 2011 to 0.57% for the year ended December 31, 2012.  Our net interest rate spread decreased to 3.93% for the year ended December 31, 2012 compared to 4.01% for the year ended December 31, 2011.

Business and Operating Strategy and Goals

Our primary objective is to continue to grow Sunshine Savings Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our market area.  Our strategy is simply to provide innovative products and superior service to customers in our market area, which we serve through our four convenient banking centers located in Tallahassee, Florida.  We support these banking centers with 24/7 access to on-line banking and participation in a world wide ATM network.  Our recently completed stock offering was a critical component of our business strategy because of the significant increase it provided to our capital base.  To accomplish our objectives, we also need to continually motivate our employees and provide them with the tools necessary to compete effectively with other financial institutions operating in our market area.

Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  As a result of our efforts, nonperforming assets recently decreased to $4.3 million at December 31, 2012 compared to $5.4 million at December 31, 2011, and our nonperforming loans decreased to $2.3 million at December 31, 2012 compared to $4.6 million a year ago. Our percentage of nonperforming assets to total assets was 2.89% and 3.70% at December 31, 2012 and 2011, respectively.

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

Growing our franchise within the Tallahassee metropolitan area. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service. The net proceeds of our recently completed stock offering will allow us to invest in more loans, when appropriate, and provide a menu of services consistent with the needs of the customers in our market area.  Our attention to client service and competitive rates allows us to attract and retain deposit and loan customers.  During 2012, we contracted with DealerTrack and local new automobile dealerships to originate car loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

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

Continuing to originate residential and increasing owner-occupied commercial real estate loans.  Our primary lending focus has been, and will continue to be, on originating one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.  Although our loan originations have declined during recent periods as we focused on our asset quality and experienced lower demand for residential and consumer loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities without reducing our credit underwriting standards.  We believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.  In addition, we began originating owner occupied commercial real estate loans in the second quarter of 2012. Although our focus is on owner occupied commercial real estate loans, we will originate nonowner occupied commercial loans. Commercial real estate lending diversifies our loan portfolio and gives us the opportunity to earn more income because these loans have higher interest rates than residential mortgages in order to compensate for the increased credit risk. At December 31, 2012, commercial real estate loans represented 8.0% of our loan portfolio compared to none a year ago.

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

Foreclosed Assets.  Real estate acquired through foreclosure is carried at fair value less estimated selling costs.  Costs associated with foreclosed assets for maintenance, repair, property tax, etc., are expensed during the period incurred. Foreclosed assets is reviewed monthly for potential impairment.  When impairment is indicated the impairment is charged against current period operating results and netted against the carrying value of the property.  At disposition any residual difference is either charged to current period earnings as a loss on sale or reflected as income in a gain on sale.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011General. Total assets increased $1.6 million, or 1.2%, to $147.4 million at December 31, 2012 from $145.8 million at December 31, 2011. The increase in total assets was due primarily to increases in securities held to maturity and interest-bearing deposits with banks, partially offset by decreases in loans receivable.  Securities held to maturity increased $5.6 million and interest-bearing deposits with banks increased $2.4 million, while loans receivable decreased $6.7 million since December 31, 2011.

Loans. Our loan portfolio decreased $6.7 million, or 6.5% to $95.3 million at December 31, 2012 from $102.0 million at December 31, 2011.  One- to four-family real estate mortgage loans decreased $10.1 million, lot loans decreased $1.1 million while commercial real estate loans increased $7.8 million and construction single family loans increased $1.0 million.  Consumer loans decreased $3.0 million primarily due to decreases in home equity loans. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the year ended December 31, 2012, we originated $15.0 million of one- to four-family mortgage loans for sale, of which $14.7 million were sold to Freddie Mac at a gain on sale of $350,000.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2012 was $1.5 million, or 1.56% of net loans receivable, compared to $1.3 million, or 1.30% of net loans receivable, at December 31, 2011.  Nonperforming loans decreased to $2.3 million at December 31, 2012 from $4.6 million at December 31, 2011.  Nonperforming loans to total loans decreased to 2.35% at December 31, 2012 from 4.55% at December 31, 2011, primarily due to our collection efforts to work with our borrowers when possible to bring their loan payments current and when this option was not feasible, to proceed with foreclosure proceedings, as well as charge offs on impaired loans.  Loans on nonaccrual which were less than ninety days past due totaled $323,000 at December 31, 2012 compared to $242,000 at December 31, 2011.

Deposits.  Total deposits increased $2.2 million, or 1.9%, to $121.7 million at December 31, 2012 from $119.4 million at December 31, 2011.  This increase was due primarily to an increase in money-market deposit accounts, noninterest-bearing deposit accounts and savings accounts, partially offset by a decrease in time deposits as some bank customers chose to move maturing time deposits into money-market deposit accounts due to relatively comparable interest rates, the immediate availability of funds and the anticipation of higher time deposit rates in the future. These decreases also reflect our strategy to compete less aggressively on time deposit interest rates to reduce our cost of funds.

Equity.  Total equity decreased $450,000 to $24.9 million at December 31, 2012, from $25.4 million at December 31, 2011.  This decrease was due to the net loss for the year ended December 31, 2012.

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

	Year Ended December 31,
	2012				2011
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans receivable(1)	$97,181		$5,614	5.78%	$110,843		$6,561	5.92%
Investments	11,528		263	2.28	8,148		257	3.16
FHLB stock	232		4	1.69	276		2	0.72
Other interest-earning assets	23,217		59	0.25	20,383		38	0.18

Total interest-earning assets(1)	132,158		5,940	4.50	139,650		6,858	4.91

Interest-Bearing Liabilities:
Money market and savings	63,778		317	0.50	59,814		433	0.72
Time deposits	33,935		236	0.69	45,190		515	1.14

Total interest-bearing liabilities	97,713		553	0.57	105,004		948	0.90

Net interest income			$5,387				$5,910
Interest rate spread				3.93%				4.01%
Net earning assets	$34,445				$34,646
Net interest margin(2)				4.08%				4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.35	x			1.33	x
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

	Year Ended December 31, 2012 vs. 2011
	Increase (decrease) due to		Total increase (decrease)
	Volume	Rate

Interest earning assets:
Loans receivable	$(809)	$(137)	$(946)
Investments	107	(101)	6
FHLB stock	-	2	2
Other interest-earning assets	6	15	21

Total interest-earning assets	(696)	(221)	(917)

Interest-bearing liabilities:
Money market and savings	29	(145)	(116)
Time deposits	(128)	(151)	(279)

Total interest-bearing liabilities	(99)	(296)	(395)

Net interest income	$(597)	$75	$(522)

Comparison of Results of Operation for the Year Ended December 31, 2012 and 2011

General.  For the year ended December 31, 2012 we recorded a net loss of $528,000 or ($0.43) per basic and diluted share compared to a net loss of $226,000 or ($0.18) per basic and diluted share for the year ended December 31, 2011, resulting in an annualized loss on average assets of 0.37% for the year ended December 31, 2012 compared to an annualized loss on average assets of 0.15% for last year.  The increase in net loss was due primarily to an 8.9% decrease in our net interest income, a 4.3% decrease in provision for loan loss, a 2.6% increase in noninterest expense, offset by a 10.9% increase in noninterest income.

Net Interest Income.  Net interest income decreased $523,000, or 8.9%, to $5.4 million for the year ended December 31, 2012 from $5.9 million for the same period in 2011, primarily due to the decline in the average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.93% for the year ended December 31, 2012 from 4.01% for the same period in 2011, while our net interest margin decreased to 4.08% at December 31, 2012 from 4.23% at December 31, 2011.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2012 increased to 1.35x, from 1.33x for the year ended December 31, 2011.

Interest Income. Interest income for the year ended December 31, 2012 decreased $918,000, or 13.4%, to $5.9 million from $6.9 million for the same period ended December 31, 2011.  The decrease in interest income for the year ended December 31, 2012 was primarily due to lower average balances of loans receivable and a 14 basis point decline in the yield earned on loans.  Average interest-earning loans receivable decreased to $97.2 million during the year ended December 31, 2012 compared to $110.8 million for the year ended December 31, 2011.

Interest Expense. Interest expense for the year ended December 31, 2012 was $553,000 compared to $948,000 for the same period in 2011, a decrease of $395,000 or 41.7%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits.  The average balance of time deposits decreased to $33.9 million for the year ended December 31, 2012 from $45.2 million for the same period in 2011 and the average rate paid on certificates of deposit decreased to 0.69% from 1.14%.  The total cost of funds for the year ended December 31, 2012 decreased to 0.57% from 0.90% for the year ended December 31, 2011.

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

Based on management’s evaluation of these factors, we recorded a provision for loan losses of $1.4 million for the year ended December 31, 2012 and $1.5 million for the same period in 2011.   Net charge-offs for the year ended December 31, 2012 were $1.2 million compared to $1.8 million for the year ended December 31, 2011. For the year ended 2012, net charge-offs consisted of $231,000 for credit card and unsecured loans, $280,000 for second mortgage loans, $451,000 for first mortgages, $123,000 for lot loans, $114,000 for other consumer loans, and $6,000 for automobile loans.  Nonperforming loans to total loans at December 31, 2012 were 2.35% compared to 4.55% at December 31, 2011.  The allowance for loan losses to net loans receivable was 1.56% at December 31, 2012 compared to 1.30% at December 31, 2012.

While our provision for loan loss for 2012 was slightly lower than 2011, net charge offs were $559,000 lower.  The provision for loan losses in 2012 reflected this decline as well as the decrease in the size of our loan portfolio, the addition of higher risk commercial real estate loans,  and improvement in the level of our nonperforming loans. Although our asset quality metrics improved during 2012, falling prices for single-family homes in our market area over the last year was a significant factor in establishing our provision for loan losses.

Noninterest Income. Noninterest income for the year ended December 31, 2012 increased $299,000, or 12.4%, to $2.7 million compared to $2.4 million for the same period in 2011. Gain on loan sales increased $265,000, other income decreased $1,000, loan fees increased $28,000 and service charges on deposit accounts and other income decreased by $118,000 for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The primary cause for the decrease in fees from deposit accounts was a decrease in income from debit card activity, while the increase in other income was due to gains on the sale of foreclosed real estate. The increase in gain on the sale of loans was due to double the volume of loans sold to Freddie Mac.

Noninterest Expense. Noninterest expense for the year ended December 31, 2012 was $7.6 million compared to $7.2 million for the same period in 2011, an increase of $353,000 or 4.9%.  The largest increase occurred in foreclosed asset expense, which increased $314,000, or 261%, to $434,000 for the year ended December 31, 2012, from $120,000 for the same period last year.  The increase in foreclosed assets expense was primarily was due to increases in the volume of foreclosures in 2012 and related costs and write-downs.  We had $1.9 million and $743,000 of foreclosed one- to four- family properties at December 31, 2012 and 2011, respectively. During 2012, we foreclosed or accepted deeds-in-lieu of foreclosure on 14 properties totaling $3.0 million as compared to 4 properties totaling $549,000 during 2011.

Income Taxes. For the year ended December 31, 2012, we recorded income tax benefit of $348,000 on a before tax loss of $876,000.  For the year ended December 31, 2011, we recorded income tax benefit of $136,000 on a before tax loss of $362,000.  Our effective tax rate for the year ended December 31, 2012 was 39.7% compared to 37.6% for the same time period in 2011.

Asset/Liability Management

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2012, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a positive 7.95%, which generally means we are asset sensitive, with more assets maturing or repricing in one year than liabilities.  Accordingly, if interest rates rise, our net interest income would be expected to increase because interest received on interest-earning assets, including loans and other investments, would increase more quickly than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is positive is due to our high balances in Interes-bearing deposits with banks and short maturity MBS.  However, rising interest rates may hurt our income because they may reduce the demand for loans.

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

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2012, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 300 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared.  As illustrated in the table below, our PVE  would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2012
Change in Interest Rates in Basis Points	Present Value Equity			PVE Ratio %
	Amount	$ Change	% Change
+300	$16,774	$(5,344)	(24.16)	12.41%
+200	19,240	(2,878)	(13.01)	13.75
+100	20,944	(1,174)	(5.31)	14.55
Base	22,118	-	-	14.99
-100	22,562	444	2.01	15.06

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

Liquidity

Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses.  We rely on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, proceeds from principal and interest payments on loans, and loans from the Federal Home Loan Bank.  At December 31, 2012, we had $26.9 million in cash and cash equivalents that could be used for our funding needs.

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

For the year ended December 31, 2012, cash provided by operating activities totaled $1.0 million, compared to $2.1 million in cash provided by operating activities for the year ended December 31, 2011.  Cash used by investing activities totaled $1.4 million for the year ended December 31, 2012, compared to cash provided of $7.5 million for the same period in 2011.  Cash provided in financing activities totaled $2.2 million for the year ended December 31, 2012, compared to cash used of $3.8 million in 2011.  These changes are primarily due to increases in deposits during the year ending 2012.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2012, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2012, is as follows (in thousands):

Commitments to make loans	$1,723
Unused lines of credit	17,061
Total loan commitments	$18,784

Capital Resources

Sunshine Savings Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency.  Based on its capital levels at December 31, 2012, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the Office of the Comptroller of the Currency.  Based on capital levels at December 31, 2012, Sunshine Savings Bank was considered to be well-capitalized.

At December 31, 2012, stockholders’ equity totaled $24.9 million.  Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The total capital ratio to risk-weighted assets at December 31, 2012 was 20.96%.  The tier one capital ratio to total assets at December 31, 2012 was 11.96%.

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
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 25, 2013

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ In thousands, except per share data)
	At December 31,
	2012	2011
Assets

Cash and due from banks	$1,529	2,053
Interest-bearing deposits with banks	25,380	23,002

Cash and cash equivalents	26,909	25,055

Securities held to maturity (fair value of $15,658 and $10,088)	15,441	9,835
Loans, net of allowance for loan losses of $1,533 and $1,329	95,335	102,002
Premises and equipment, net	3,321	3,623
Federal Home Loan Bank stock, at cost	218	247
Deferred income taxes	2,712	2,364
Accrued interest receivable	367	454
Foreclosed assets	1,878	743
Other assets	1,259	1,437

Total assets	$147,440	145,760

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	23,185	21,827
Money-market deposit accounts	31,910	27,028
Savings accounts	35,204	34,271
Time deposits	31,363	36,290

Total deposits	121,662	119,416

Official checks	442	572
Advances by borrowers for taxes and insurance	29	21
Other liabilities	372	366

Total liabilities	122,505	120,375

Commitments and contingencies (Notes 4, 8 and 11)

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none
issued or outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized,
1,234,454 shares issued and outstanding	12	12
Additional paid in capital	11,481	11,487
Retained earnings	14,285	14,813
Unearned Employee Stock Ownership Plan shares	(843)	(927)

Total stockholders' equity	24,935	25,385

Total liabilities and stockholders' equity	$147,440	145,760

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Interest income:
Loans	$5,614	6,561
Securities held to maturity	263	257
Other	63	40

Total interest income	5,940	6,858

Interest expense:
Deposit accounts	553	948

Net interest income	5,387	5,910

Provision for loan losses	1,409	1,472

Net interest income after provision for loan losses	3,978	4,438

Noninterest income:
Fees and service charges on deposit accounts	2,126	2,243
Gain on loan sales	350	85
Gain (loss) on sale of foreclosed assets	92	(32)
Fees and charges on loans	112	84
Other	39	40

Total noninterest income	2,719	2,420

Noninterest expenses:
Salaries and employee benefits	3,517	3,439
Occupancy and equipment	1,098	1,085
Data processing services	901	875
Professional fees	652	620
FDIC insurance	120	140
Advertising and promotion	85	80
Debit card losses	30	94
Telephone and postage	264	250
Foreclosed assets	434	120
Other	472	517

Total noninterest expenses	7,573	7,220

Loss before income tax benefit	(876)	(362)

Income tax benefit	(348)	(136)

Net loss	$(528)	(226)

Basic loss per common share	$(0.43)	(0.18)

Diluted loss per common share	$(0.43)	(0.18)

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2012 and 2011
($ In thousands)

			Additional		Unearned	Total
	Common Stock		Paid In	Retained	ESOP	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance at December 31, 2010	-	$-	-	15,039	-	15,039

Net loss	-	-	-	(226)	-	(226)

Proceeds from issuance of common stock, net of offering costs of $847	1,135,698	11	10,498	-	-	10,509

Issuance of common stock for ESOP	98,756	1	987	-	(988)	-

Common stock allocated to ESOP participants	-	-	2	-	61	63

Balance at December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

Net loss	-	-	-	(528)	-	(528)

Stock based compensation expense	-	-	2	-	-	2

Common stock allocated to ESOP participants	-	-	(8)	-	84	76

Balance at December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(528)	$(226)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	503	491
Provision for loan losses	1,409	1,472
Deferred income tax benefit	(348)	(136)
Net amortization of premiums/discounts on securities	75	(40)
Net amortization of deferred loan fees and costs	13	7
Loans originated for sale	(14,993)	(6,586)
Proceeds from loans sold	15,002	6,678
Gain on sale of loans	(350)	(92)
ESOP compensation expense	76	63
Share-based compensation	2	-
Decrease in accrued interest receivable	87	97
Decrease in other assets	178	424
(Gain) loss on sale of foreclosed assets	(92)	32
Write-down of foreclosed real estate	132	68
(Decrease) increase in official checks	(130)	52
Net increase (decrease) in advances by borrowers for taxes and insurance	8	(91)
Increase (decrease) in other liabilities	6	(130)

Net cash provided by operating activities	1,050	2,083
Cash flows from investing activities:
Net purchases of securities held-to-maturity	(5,681)	(6,768)
Net decrease in loans	3,314	14,262
Net purchases of premises and equipment	(201)	(135)
Redemption of Federal Home Loan Bank stock	29	51
Proceeds from sale of foreclosed assets	1,114	92
Capital expenditures for foreclosed assets	(17)	(22)

Net cash (used in) provided by investing activities	(1,442)	7,480

Cash flows from financing activities:
Net increase (decrease) in deposits	2,246	(14,341)
Net proceeds from stock issuance	-	11,497
Issuance of common stock to ESOP	-	(988)

Net cash provided by (used in) financing activities	2,246	(3,832)

Increase in cash and cash equivalents	1,854	5,731

Cash and cash equivalents at beginning of year	25,055	19,324

Cash and cash equivalents at end of year	$26,909	$25,055

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-

Interest	$553	$948

Noncash transaction-
Transfer from loans to foreclosed assets	$2,296	$317

Transfer of foreclosed assets to loans	$24	$-

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011 and the Years Then Ended

(1)  Organization and Significant Accounting Policies

Organization. Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold by the Holding Company in its initial public offering at a price of $10 per share in accordance with the Plan of Conversion and Reorganization (the "Plan").  As a result of the reorganization, the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc.  See Note 18 for details of the conversion.  The transaction was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Cash and Cash Equivalents.  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks, all of which mature within ninety days.

Banks are required to maintain cash reserves in the form of vault cash, in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks.  This requirement is based on the amount of the Bank's transaction deposit accounts.  At December 31, 2012 and 2011, the Bank's cash available to satisfy reserve requirements were $1,529,000 and $2,053,000, respectively.

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

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2012 and 2011, there were $677,000 and $336,000, respectively, loans held for sale.  Loans held for sale are included in loans on consolidated balance sheet.

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

All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and remain current for a period of six months.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the years ended December 31, 2012 or 2011.

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

The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. This is supplemented by the risks for each portfolio segment. Risk factors impacting loans in each of the portfolio segments include changes in lending policies and procedures, economic conditions, volume and nature of loans, lending management experience, volume of troubled loans, quality of loan review system, value of collateral-dependent loans, credit concentrations and competition and regulatory change. The historical experience is adjusted for qualitative factors such as economic conditions and other trends or uncertainties that could affect management's estimate of probable losses.

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

Income Taxes.  There are two components of income taxes: current and deferred.  Current income taxes reflect taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2012, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

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

Premises and Equipment.  Land is stated at cost.  Buildings and improvements and furniture and equipment are stated at cost, less accumulated depreciation.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives for buildings and improvements range from ten to forty years; for furniture and fixtures from five to seven years; for computer equipment and software from three to five years; for automobiles from three to five years; and for intangibles from five to fifteen years.

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

Foreclosed Assets.  The Company's foreclosed real estate is recorded at fair value less estimated selling costs.  Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's senior lending officers related to values of properties in the Company's market areas.  These officers taken into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

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

Loans.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate mortgage and consumer loans are estimated using discounted cash flow analyses, using a third party, Risk Analytics pricing model. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Recent Pronouncements. In February 2013, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have any impact on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements, Continued.  In December 2011, FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This ASU was effective for interim and annual periods beginning December 31, 2011 and was applied prospectively.  The adoption of this ASU had no effect on the Company's consolidated financial statements at the date of adoption.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 was effective for interim and annual periods beginning on or after January 1, 2013 and should be applied retrospectively for all comparative periods presented. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Loss Per Share. Loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the year ended December 31, 2012.

Because the Company was in a loss position for 2012, all potential common shares for 2012 were excluded from the calculation of diluted loss per share as the shares would have had an antidilutive effect.  The Company had no dilutive securities in 2011.

For 2011, loss per share has been computed for periods beginning after April 1, 2011, as if conversion from a mutual holding company to a capital stock holding company occurred on that date.  Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period, which was 1,234,454 shares during the nine months ended December 31, 2011.

Reclassifications. Certain amounts in the 2011 consolidated financial statements have been reclassified to conform with the 2012 presentation.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Securities Held to Maturity
Management has classified all securities as held to maturity. The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2012-
Mortgage-backed securities	$15,441	239	(22)	15,658

At December 31, 2011-
Mortgage-backed securities	$9,835	255	(2)	10,088

There were no sales of securities during 2012 or 2011. There were no securities pledged as of December 31, 2012.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
At December 31, 2012-
Mortgage-backed securities	$(22)	4,043

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans
The loan portfolio segments and classes at the dates indicated are as follows (in thousands):

	December 31,
	2012	2011
Real estate mortgage loans:
One-to-four-family	$59,987	70,144
Lot loans	6,289	7,363
Commercial real estate	7,847	-
Construction	1,006	74

Total real estate loans	75,129	77,581

Consumer loans:
Home equity	10,407	12,731
Automobile	3,043	2,483
Credit cards and unsecured	7,521	8,184
Deposit account	578	791
Other	1,452	1,818

Total consumer loans	23,001	26,007

Total loans	98,130	103,588

Less:
Loans in process	1,199	207
Deferred fees and discounts	63	50
Allowance for losses	1,533	1,329

Total loans, net	$95,335	102,002

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The Company has divided the loan portfolio into two portfolio segments and nine classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot loans, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of   up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The activity in the allowance for loan losses for the periods shown was as follows (in thousands):

	Real Estate Loans				Consumer Loans
	One-to		Commercial				Credit
	Four-	Lot	Real		Home		Cards and	Deposit
	Family	Loans	Estate	Construction	Equity	Automobile	Unsecured	Account	Other	Total
Year Ended December 31, 2012:
Beginning balance	$475	144	-	-	235	39	337	-	99	1,329
Provision (credit) for loan loss	666	67	78	-	388	(24)	125	-	109	1,409
Charge-offs	(611)	(128)	-	-	(303)	(18)	(283)	-	(115)	(1,458)
Recoveries	160	5	-	-	23	12	52	-	1	253

Ending balance	$690	88	78	-	343	9	231	-	94	1,533

Individually evaluated for impairment:
Recorded investment	$3,156	135	-	-	318	-	38	-	-	3,647
Balance in allowance for loan losses	$30	-	-	-	-	-	-	-	-	30

Collectively evaluated for impairment:
Recorded investment	$56,831	6,154	7,847	1,006	10,089	3,043	7,483	578	1,452	94,483
Balance in allowance for loan losses	$660	88	78	-	343	9	231	-	94	1,503

Year Ended December 31, 2011:
Beginning balance	$585	103	-	2	252	39	503	-	137	1,621
Provision (credit) for loan loss	678	176	-	(2)	498	13	46	-	63	1,472
Charge-offs	(790)	(135)	-	-	(516)	(29)	(278)	-	(109)	(1,857)
Recoveries	2	-	-	-	1	16	66	-	8	93

Ending balance	$475	144	-	-	235	39	337	-	99	1,329

Individually evaluated for impairment:
Recorded investment	$3,087	155	-	-	590	18	-	-	-	3,850
Balance in allowance for loan losses	$36	85	-	-	3	18	-	-	-	142

Collectively evaluated for impairment:
Recorded investment	$67,057	7,208	-	74	12,141	2,465	8,184	791	1,818	99,738
Balance in allowance for loan losses	$439	59	-	-	232	21	337	-	99	1,187

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The following summarizes the loan credit quality at the dates indicated (in thousands):

	Real Estate Loans				Consumer Loans
Credit Risk Profile by Internally	One-to Four-	Lot	Commercial Real		Home		Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	Construction	Equity	Automobile	Unsecured	Account	Other	Total
At December 31, 2012:
Grade:
Pass	$55,104	6,202	7,847	1,006	9,935	3,010	7,473	578	1,452	92,607
Special mention	923	-	-	-	26	14	4	-	-	967
Substandard	3,960	87	-	-	446	19	44	-	-	4,556
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-

Total	$59,987	6,289	7,847	1,006	10,407	3,043	7,521	578	1,452	98,130

At December 31, 2011:
Grade:
Pass	64,888	7,151	-	74	12,218	2,449	8,166	791	1,743	97,480
Special mention	1,528	-	-	-	91	1	10	-	-	1,630
Substandard	3,728	212	-	-	422	3	7	-	13	4,385
Doubtful	-	-	-	-	-	12	1	-	62	75
Loss	-	-	-	-	-	18	-	-	-	18

Total	$70,144	7,363	-	74	12,731	2,483	8,184	791	1,818	103,588

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2012:
Real estate loans:
One-to-four family	$1,310	611	-	1,921	56,033	2,033	59,987
Lot loans	96	-	-	96	6,106	87	6,289
Commercial	-	-	-	-	7,847	-	7,847
Construction	-	-	-	-	1,006	-	1,006
Consumer loans:
Home equity	527	110	-	637	9,612	158	10,407
Automobile	-	14	-	14	3,010	19	3,043
Credit cards and unsecured	146	-	-	146	7,365	10	7,521
Deposit account	-	-	-	-	578	-	578
Other	100	-	-	100	1,352	-	1,452

Total	$2,179	735	-	2,914	92,909	2,307	98,130

At December 31, 2011:
Real estate loans:
One-to-four family	1,894	146	-	2,040	64,148	3,956	70,144
Lot loans	-	-	-	-	7,152	211	7,363
Construction	-	-	-	-	74	-	74
Consumer loans:
Home equity	465	91	-	556	11,815	360	12,731
Automobile	-	1	-	1	2,458	24	2,483
Credit cards and unsecured	107	25	-	132	8,040	12	8,184
Deposit account	-	-	-	-	791	-	791
Other	-	-	-	-	1,743	75	1,818

Total	$2,466	263	-	2,729	96,221	4,638	103,588

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2012:
Real estate loans:
One-to-four family	$2,625	2,902	531	531	30	3,156	3,433	30
Lot loans	135	356	-	-	-	135	356	-
Consumer loans:
Home equity	318	476	-	-	-	318	476	-
Credit card and unsecured	38	44	-	-	-	38	44	-

	$3,116	3,778	531	531	30	3,647	4,309	30

At December 31, 2011:
Real estate loans:
One-to-four family	2,786	3,328	301	301	36	3,087	3,629	36
Lot loans	47	182	108	108	85	155	290	85
Consumer loans:
Home equity	574	660	16	16	3	590	676	3
Automobile	-	-	18	18	18	18	18	18

	$3,407	4,170	443	443	142	3,850	4,613	142

As of December 31, 2012 and 2011, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment as well as all troubled debt restructurings ("TDR") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates).

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2012:
Real estate loans:
One-to-four family	$3,604	92	98
Lot loans	73	2	31
Consumer loans:
Home equity	402	8	9
Credit card and unsecured	31	-	-

Total	$4,110	102	138

For the Year Ended December 31, 2011:
Real estate loans:
One-to-four family	3,013	20	37
Lot loans	188	5	6
Consumer loans:
Home equity	189	1	10
Automobile	9	-	-

Total	$3,399	26	53

Troubled debt restructurings entered into are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
Year Ended December 31, 2012:
Real estate mortgage loans-
One-to-four family-
Modified interest rates	4	$721	721
Consumer loans-
Credit card and unsecured-
Modified interest rates	1	49	49

	5	$770	770

Year Ended December 31, 2011:
Real estate mortgage loans-
One-to-four family-
Modified interest rates	6	$1,152	1,152
Consumer loans-
Home equity-
Modified interest rates	5	214	214

	11	$1,366	1,366

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued

The allowance for loan losses on residential real estate and consumer loans that have been restructured and are considered TDR’s is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.  The Company has not had any TDR’s which were restructured during the 2012 or 2011 that subsequently defaulted in the same year.

(4)  Premises and Equipment
Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2012	2011

Land	$528	528
Buildings and improvements	4,341	4,321
Furniture and equipment	4,399	4,218

Total, at cost	9,268	9,067

Less accumulated depreciation	5,947	5,444

Premises and equipment, net	$3,321	3,623

Certain facilities are leased under an operating lease.  Rental expense was $192,000 and $188,000 for the years ended December 31, 2012 and 2011, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2013	$179
2014	94
2015	77
2016	79
2017	27

$456

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)  Foreclosed Assets
Expenses applicable to foreclosed assets for the years ended December 31, 2012 and 2011 are as follow (in thousands):

	Year Ended December 31,
	2012	2011

Write-down of foreclosed assets	$132	68
Operating expenses	302	52

	$434	120

(6)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $8.5 million and $10.2 million at December 31, 2012 and 2011, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2013	$25,085
2014	3,547
2015	1,493
2016	806
2017	432

$31,363

Interest expense details are as follows (in thousands):

	Year Ended December 31,
	2012	2011

Money-market deposit accounts	$146	154
Savings accounts	171	279
Time deposits	236	515

	$553	948

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)  Line of Credit

The Company also has an unsecured federal funds line of credit for $4.2 million with a correspondent bank and a $14.6 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2012 and 2011, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at the dates indicated follows (in thousands):

	At December 31,
	2012	2011
Unused lines of credit (rates range from
3.93% to 15.45%)	$17,061	14,346

Commitments to extend credit (rates range from
2.75% and 3.75%)	$1,723	25

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At December 31, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (1)	$26,909	26,909	25,055	25,055
Securities held to maturity (2)	15,441	15,658	9,835	10,088
Loans (3)	95,335	95,228	102,002	101,736
Federal Home Loan Bank stock (3)	218	218	247	247
Accrued interest receivable (3)	367	367	454	454

Financial liabilities:
Deposits (3)	121,662	119,741	119,416	117,135

Off-balance-sheet financial instruments (3)			-	-
       _____________________
(1)	The Company considers these fair value measurements to be Level 1.
(2)	The Company considers these fair value measurements to be Level 2.
(3)	The Company considers these fair value measurements to be Level 3.

(10)  Income Taxes
The components of income tax benefit for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Deferred:
Federal	$(297)	(116)
State	(51)	(20)

Income tax benefit	$(348)	(136)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate at the dates indicated are as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011
		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Loss
Income tax benefit at Federal
statutory rate	$(297)	34.0%	$(123)	34.0%
Increase in income tax benefit resulting from-
State taxes, net of Federal tax	(51)	5.7	(13)	3.6

Total	$(348)	39.7%	$(136)	37.6%

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated are presented below (in thousands):

	At December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$567	500
Net operating loss carryforwards	1,654	1,496
Other	21	3
Nonaccrual interest	384	311
Foreclosed property expenses	137	106

Total deferred tax assets	2,763	2,416

Deferred tax liability-
Premises and equipment	(51)	(52)

Net deferred tax asset	$2,712	2,364

At December 31, 2012, the Company has net operating loss carryforwards of approximately $4 million, available to offset future taxable income. The carryforward will begin to expire in 2028.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2009.

(11)  Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(12)  Related Parties
The Company makes loans to and accepts deposits from its officers and directors and their related entities. The activity for the periods shown is as follows (in thousands):

	Year Ended December 31,
	2012	2011

Loans at beginning of year	$152	558
Additions	18	20
Repayments	(21)	(426)

Loans at end of year	$149	152

Deposits at end of year	$584	529

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. For the tax year 2012, eligible employees could contribute up to $17,000 of their compensation to the plan on a pre-tax basis. This limit increases to $17,500 for the tax year ending December 31, 2013.  Employer matching contributions were made at 100 percent of the employee contribution up to five percent. Employer contributions made to the 401(k) plan were approximately $98,000 and $110,000 for 2012 and 2011, respectively.

(14)  Employee Stock Ownership Plan ("ESOP")

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at a fixed rate of 4.25% and is payable in annual installments and is due in 2021.  The ESOP expense was $76,000 for the year ended December 31, 2012 and $63,000 for the year ended December 31, 2011.

(15)  2012 Equity Incentive Plan

On May 23, 2012 the Holding Company’s stockholders approved its 2012 Equity Incentive Plan. The Plan authorizes the grant of options for up to 123,445 shares of the Company's common stock and makes 49,378 shares available for as restricted stock awards. The options granted have ten to fifteen year terms and vest from one to five years.  At December 31, 2012, there were no restricted stock awards issued.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term

Outstanding at December 31, 2011	-
Granted	91,000
Forfeited	(1,000)

Outstanding at December 31, 2012	90,000	$10.75	14.28 years

Exercisable at December 31, 2012	-	$-

At December 31, 2012, there was approximately $325,000 unrecognized compensation expense related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of fifty-four months.  The total fair value of shares vesting and recognized as compensation expense was $2,100 for the year ended December 31, 2012.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  2012 Equity Incentive Plan, Continued
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended 2012:

Risk-free interest rate	.73-1.44%
Dividend yield	-
Expected stock volatility	26.05%
Expected life in years	5.5-9
Per share grant-date fair value of options issued
during the year	$2.75-3.76

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations.  From this analysis, the Company could not identify any patterns in the exercise of options.  As such, the Company used the guidance issued by the Securities and Exchange Commission to determine the estimated life of options issued.  Expected volatility is based on historical volatility of Sunshine financial.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield assumption is based on the Company's historical and expected dividend payments.

(16)  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses Recorded During the Period
At December 31, 2012:
One-to four-family	$2,160	-	-	2,160	308	232
Lot loans	52	-	-	52	221	103
Home equity	256	-	-	256	158	112
Credit cards and unsecured	38	-	-	38	6	6

Total	$2,506	-	-	2,506	693	453

At December 31, 2011:
One-to four-family	1,667	-	-	1,667	592	378
Lot loans	70	-	-	70	220	129
Home equity	501	-	-	501	89	89
Automobile	-	-	-	-	18	18

Total	$2,238	-	-	2,238	919	614

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Fair Value Measurements, Continued

Foreclosed assets is recorded at fair value less estimated costs to sell.  Foreclosed assets which is measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2012-
Foreclosed assets	$1,878	-	-	1,878	137	95

At December 31, 2011-
Foreclosed assets	$743	-	-	743	83	68

(17)  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Regulatory Matters, Continued
The Bank's actual regulatory capital amounts and percentages at December 31, 2012 and 2011are presented in the table (dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2012:
Total Capital to Risk-
Weighted Assets	$18,406	20.96%	$7,027	8.00%	$8,783	10.00%
Tier I Capital to Risk-
Weighted Assets	17,302	19.70	3,514	4.00	5,270	6.00
Tier I Capital
to Total Assets	17,302	11.96	4,341	3.00	7,235	5.00

At December 31, 2011:
Total Capital to Risk-
Weighted Assets	19,431	22.35	6,955	8.00	8,694	10.00
Tier I Capital to Risk-
Weighted Assets	18,102	20.82	3,478	4.00	5,216	6.00
Tier I Capital
to Total Assets	18,102	12.69	4,279	3.00	7,132	5.00

(18)  Adoption of Plan of Reorganization and Subsequent Stock Issuance

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

In accordance with Office of the Comptroller of the Currency (OCC) (formerly Office of Thrift Supervision) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information
The Holding Company's financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2012	2011
Assets

Cash	$4,761	4,776
Investment in subsidiary	20,030	20,543
Other assets	145	77

Total assets	$24,936	25,396

Liabilities and Stockholders' Equity

Other liabilities	1	11
Stockholders' equity	24,935	25,385

Total liabilities and stockholders' equity	$24,936	25,396

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011

Revenues	$47	49
Expenses	(100)	(19)

(Loss) earnings before loss of subsidiary	(53)	30

Net loss of subsidiary	(513)	(245)

Loss before income taxes (benefit)	(566)	(215)

Income taxes (benefit)	(38)	11

Net loss	$(528)	(226)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(528)	(226)
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease (increase) in other assets	10	(14)
(Decrease) increase in other liabilities	(10)	11
Equity in undistributed loss of subsidiary	513	245

Net cash used in operating activities	(15)	16

Cash flows used in investing activity-
Investment in subsidiary	-	(5,749)

Cash flows from financing activities:
Net proceeds from stock issuance	-	11,497
Issuance of common stock to ESOP	-	(988)

Net cash provided by financing activities	-	10,509

Net (decrease) increase in cash	(15)	4,776

Cash at beginning of the year	4,776	-

Cash at end of year	$4,761	4,776

Supplemental disclosure of cash flow information:
Noncash transactions-
ESOP compensation expense of subsidiary	$76	63

Stock-based compensation expense of subsidiary	$2	-

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9(A). Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2012, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)    Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013,  except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and Sunshine Savings Bank is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2012 were Directors Betts (Chair), Bacon, Lyons, and Richter, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2012, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2012 Equity Incentive Plan approved by security holders	90,000	$10.75	82,823(1)

Equity Incentive Plan not approved by security holders	---	---	--

(1)	Consists of stock options and stock appreciation rights covering up to 33,445 shares of common stock and restricted stock and restricted stock units covering up to 49,378 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2013, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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
SUNSHINE FINANCIAL, INC.

Date: March 25, 2013	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer
Duly Authorized Representative)

KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 25, 2013
/s/ Benjamin F.Betts, Jr. Benjamin F. Betts, Jr., Chairman of the Board and Director	Date: March 25, 2013
/s/ Patrick E. Lyons Patrick E. Lyons, Director	Date: March 25, 2013
/s/ Doris K. Richter Doris K. Richter, Director	Date: March 25, 2013
/s/ Fred G. Shelfer Fred G. Shelfer, Director	Date: March 25, 2013
/s/ Robert K. Bacon Robert K. Bacon, Director	Date: March 25, 2013
/s/ Joyce E. Chastain Joyce E. Chastain, Director	Date: March 25, 2013
/s/ Brian P. Baggett Brian P. Baggett, Director	Date: March 25, 2013
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 25, 2013

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2	Bylaws of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
4.0	Form of Common Stock Certificate of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
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

11.0	Statement re computation of per share earnings (See Note1 of the Notes to Consolidated Financial Statements included in this Form10-K).
21.0	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
24.0	Power of Attorney (on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files¯
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