Form 10-K/A
period 2012-12-31
Sunshine Financial Inc
filed 2013-04-01
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2012 (“Form 10-K) and filed with the SEC on March 25, 2013, is being filed to correct the inadvertent omission of Exhibit 23 from the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUNSHINE FINANCIAL, INC.

Date: April 1, 2013	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer
Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: April 1, 2013
/s/ Benjamin F.Betts, Jr.* Benjamin F. Betts, Jr., Chairman of the Board and Director	Date: April 1, 2013
/s/ Patrick E. Lyons* Patrick E. Lyons, Director	Date: April 1, 2013
/s/ Doris K. Richter* Doris K. Richter, Director	Date: April 1, 2013
/s/ Fred G. Shelfer* Fred G. Shelfer, Director	Date: April 1, 2013
/s/ Robert K. Bacon* Robert K. Bacon, Director	Date: April 1, 2013
/s/ Joyce E. Chastain* Joyce E. Chastain, Director	Date: April 1, 2013
/s/ Brian P. Baggett* Brian P. Baggett, Director	Date: April 1, 2013
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: April 1, 2013

* Executed this 1st day of April 2013, on behalf of the indicated Directors by Scott A. Swain, duly appointed Attorney-in-Fact.

By:   /s/  Scott A. Swain
        Scott A. Swain
        Attorney-in-Fact

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

11.0	Statement re computation of per share earnings (See Note1 of the Notes to Consolidated Financial Statements included in this Form10-K).
21.0	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
23.0	Consent of Accountants
24.0	Power of Attorney (on signature page) #
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer #
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer #
32.0	Section 1350 Certification #
101	Interactive Data Files*#
#   Exhibit was previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
*  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.