Form 10-Q
period 2013-03-31
Sunshine Financial Inc
filed 2013-05-15
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 15, 2013, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Stockholders' Equity for the Three-Month Periods Ended March 31, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Three-Month Periods Ended March 31, 2013 and 2012 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-21

Item 2. Management's Discussion and Analysis of Financial Conditionand Results of Operations	22-30

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	31

PART II OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	At March 31, 2013	At December 31, 2012
	(Unaudited)
Assets

Cash and due from banks	$1,077	1,529
Interest-bearing deposits with banks	33,086	25,380

Cash and cash equivalents	34,163	26,909

Securities held to maturity (fair value of $14,694 and $15,658)	14,537	15,441
Loans, net of allowance for loan losses of $1,627 and $1,533	92,563	95,335
Premises and equipment, net	3,243	3,321
Federal Home Loan Bank stock, at cost	177	218
Deferred income taxes	2,638	2,712
Accrued interest receivable	349	367
Foreclosed real estate	1,531	1,878
Other assets	1,206	1,259

Total assets	$150,407	147,440

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$25,427	23,185
Money-market deposit accounts	31,952	31,910
Savings accounts	36,370	35,204
Time deposits	30,591	31,363

Total deposits	124,340	121,662

Official checks	467	442
Advances by borrowers for taxes and insurance	102	29
Other liabilities	413	372

Total liabilities	125,322	122,505

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,234,454 shares issued and outstanding at March 31, 2013 and December 31, 2012	12	12
Additional paid in capital	11,489	11,481
Retained earnings	14,406	14,285
Unearned Employee Stock Ownership Plan shares	(822)	(843)

Total stockholders' equity	25,085	24,935

Total liabilities and stockholders’ equity	$150,407	147,440

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans	$1,369	1,461
Securities, held to maturity	80	61
Other	16	13

Total interest income	1,465	1,535

Interest expense - deposits	107	165

Net interest income	1,358	1,370

(Credit) provision for loan losses	(48)	225

Net interest income after (credit) provision for loan losses	1,406	1,145

Noninterest income:
Fees and service charges on deposit accounts	495	506
Gain on loan sales	81	38
Gain on sale of foreclosed real estate	129	-
Fees and charges on loans	8	33
Other	42	19

Total noninterest income	755	596

Noninterest expenses:
Salaries and employee benefits	885	901
Occupancy and equipment	283	269
Data processing services	189	182
Professional fees	191	162
Federal Deposit Insurance Corporation insurance	30	29
Advertising and promotion	20	17
Debit card losses	37	6
Telephone and postage	65	60
Foreclosed real estate	50	49
Other	216	141

Total noninterest expenses	1,966	1,816

Earnings (loss) before income taxes (benefit)	195	(75)

Income taxes (benefit)	74	(33)

Net earnings (loss)	$121	(42)

Basic earnings (loss) per common share	$0.10	(0.03)

Diluted earnings (loss) per common share	$0.10	(0.03)

Dividends per share	$-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2013 and 2012 (Unaudited)
(In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(42)	-	(42)

Common stock allocated to Employee Stock Ownership Plan (“ESOP”) participants (unaudited)	-	-	-	-	20	20

Balance, March 31, 2012 (unaudited)	1,234,454	$12	11,487	14,771	(907)	25,363

Balance, December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	121	-	121

Stock based compensation expense (unaudited)	-	-	12	-	-	12

Common stock allocated to ESOP participants (unaudited)	-	-	(4)	-	21	17

Balance, March 31, 2013 (unaudited)	1,234,454	$12	11,489	14,406	(822)	25,085

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$121	(42)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation	130	122
(Credit) Provision for loan losses	(48)	225
Deferred income taxes (benefit)	74	(33)
Net amortization of premiums and discounts on securities	19	19
Net amortization of deferred loan fees and costs	5	3
Loans originated for sale	(3,670)	(1,827)
Proceeds from loans sold	4,428	1,865
Gain on sale of loans	(81)	(38)
ESOP compensation expense	17	20
Share-based compensation expense	12	-
Decrease in accrued interest receivable	18	17
Decrease in other assets	53	65
Gain on sale of foreclosed real estate	(129)	-
Write-down of foreclosed real estate	7	16
Increase (decrease) in official checks	25	(112)
Net increase in advances by borrowers for taxes and insurance	73	122
Increase (decrease) in other liabilities	41	(13)

Net cash provided by operating activities	1,095	409
Cash flows from investing activities:
Net repayments of securities held-to-maturity	885	853
Net decrease in loans	1,780	2,477
Net purchases of premises and equipment	(52)	(12)
Redemption of Federal Home Loan Bank Stock	41	-
Proceeds from sale of foreclosed real estate	827	-

Net cash provided by investing activities	3,481	3,318

Cash flows from financing activity-
Net increase in deposits	2,678	1,790

Increase in cash and cash equivalents	7,254	5,517

Cash and cash equivalents at beginning of period	26,909	25,055

Cash and cash equivalents at end of period	$34,163	30,572

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$106	165

Noncash transaction-
Transfer from loans to foreclosed real estate	$358	525

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.         Organization and Basis of Presentation

Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") and owns all the outstanding common stock of the Bank.  The Bank completed its reorganization from the mutual to stock holding company form of organization on April 5, 2011. A total of 1,234,454 shares of common stock were sold in the subscription and community offerings at a price of $10.00 per share.  In accordance with the Plan of Conversion and Reorganization (the "Plan"), the Holding Company has succeeded to all rights and obligations of Sunshine Savings MHC and the old Sunshine Financial, Inc. ("Old Sunshine").  See Note 15 for details of the conversion.  The transaction was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank.

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- month period ended March 31, 2013 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  ASU 2013-01 clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 had no effect on the Company's consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 ("ASU 2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 in January 2013 and it had no impact on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Earnings (Loss) Per Share ("EPS")

Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the periods, which was 1,234,454 shares during the three-months ended March 31, 2013 and March 31, 2012.

Because the Company was in a loss position for 2012, all potential common shares for 2012 were excluded from the calculation of diluted loss per share as the shares would have had an antidilutive effect.

Diluted earnings per share ("EPS") of common stock for 2013 has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net earnings (loss) available to common stockholders	$121	1,234,454	$0.10	$(42)	1,234,454	$(0.03)
Effect of dilutive securities-
Incremental shares from assumed conversion of options		8,354			-
Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$121	1,242,808	$0.10	$(42)	1,234,454	$(0.03)

4.         Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2013-
Mortgage-backed securities	$14,537	222	(65)	14,694

At December 31, 2012-
Mortgage-backed securities	$15,441	239	(22)	15,658

There were no sales of securities during the three months ended March 31, 2013 or the three months ended March 31, 2012. There were no securities pledged at March 31, 2013 or December 31, 2012.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Real estate mortgage loans:
One- to four-family	$56,426	59,987
Lot loans	5,793	6,289
Commercial real estate	8,677	7,847
Construction	858	1,006

Total real estate loans	71,754	75,129

Commercial loans	147	24

Consumer loans:
Home equity	9,936	10,407
Automobile	3,476	3,043
Credit cards and unsecured	7,141	7,521
Deposit account	609	578
Other	1,380	1,428

Total consumer loans	22,542	22,977

Total loans	94,443	98,130

Less:
Loans in process	185	1,199
Deferred fees and discounts	68	63
Allowance for losses	1,627	1,533

Total loans, net	$92,563	95,335

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.        Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and nine classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot loans, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower’s primary residence. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of   up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

Commercial Loans.  Commercial loans are comprised of unsecured loans.  The Company offers unsecured commercial loans generally to its commercial real estate borrowers.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Construc tion	Commercial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Total
Three Months Ended March 31, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	1,533
Provision (credit) for loan loss	122	26	9	-	2	(219)	2	-	-	10	(48)
Charge-offs	(14)	(22)	-	-	-	(2)	-	(28)	-	(9)	(75)
Recoveries	2	-	-	-	-	193	-	22	-	-	217

Ending balance	$800	92	87	-	2	315	11	225	-	95	1,627

Individually evaluated for impairment:
Recorded investment	$3,589	4	-	-	-	317	-	36	-	-	3,946
Balance in allowance for loan losses	$183	-	-	-	-	60	-	-	-	-	243

Collectively evaluated for impairment:
Recorded investment	$52,837	5,789	8,677	858	147	9,619	3,476	7,105	609	1,380	90,497
Balance in allowance for loan losses	$617	92	87	-	2	255	11	225	-	95	1,384

Three Months Ended March 31, 2012:
Beginning balance	475	144	-	-	-	235	39	337	-	99	1,329
Provision (credit) for loan loss	156	37	-	-	-	67	1	(65)	-	29	225
Charge-offs	(67)	(85)	-	-	-	(44)	(16)	(38)	-	(19)	(269)
Recoveries	-	5	-	-	-	-	4	10	-	-	19

Ending balance	$564	101	-	-	-	258	28	244	-	109	1,304

Individually evaluated for impairment:
Recorded investment	$4,443	68	-	-	-	454	-	-	-	-	4,965
Balance in allowance for loan losses	$-	-	-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment:
Recorded investment	$63,429	6,963	-	517	-	11,593	2,532	7,690	685	1,732	95,141
Balance in allowance for loan losses	$564	101	-	-	-	258	28	244	-	109	1,304

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk
Profile by Internally	One to Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At March 31, 2013:
Grade:
Pass	$51,898	5,789	8,677	858	147	9,578	3,457	7,086	609	1,342	89,441
Special mention	396	-	-	-	-	15	1	13	-	38	463
Substandard	4,132	4	-	-	-	343	18	42	-	-	4,539
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$56,426	5,793	8,677	858	147	9,936	3,476	7,141	609	1,380	94,443

At December 31, 2012:
Grade:
Pass	55,104	6,202	7,847	1,006	24	9,935	3,010	7,473	578	1,428	92,607
Special mention	923	-	-	-	-	26	14	4	-	-	967
Substandard	3,960	87	-	-	-	446	19	44	-	-	4,556
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$59,987	6,289	7,847	1,006	24	10,407	3,043	7,521	578	1,428	98,130

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2013:
Real estate loans:
One- to four-family	$1,056	-	-	1,056	53,069	2,301	56,426
Lot loans	-	-	-	-	5,789	4	5,793
Commercial	-	-	-	-	8,677	-	8,677
Construction	-	-	-	-	858	-	858
Commercial loans	-	-	-	-	147	-	147
Consumer loans:
Home equity	127	-	-	127	9,680	129	9,936
Automobile	10	1	-	11	3,447	18	3,476
Credit cards and unsecured	45	13	28	86	7,049	6	7,141
Deposit account	-	-	-	-	609	-	609
Other	61	38	-	99	1,281	-	1,380

Total	$1,299	52	28	1,379	90,606	2,458	94,443

At December 31, 2012:
Real estate loans:
One- to four-family	1,310	611	-	1,921	56,033	2,033	59,987
Lot loans	96	-	-	96	6,106	87	6,289
Commercial	-	-	-	-	7,847	-	7,847
Construction	-	-	-	-	1,006	-	1,006
Commercial loans	-	-	-	-	24	-	24
Consumer loans:
Home equity	527	110	-	637	9,612	158	10,407
Automobile	-	14	-	14	3,010	19	3,043
Credit cards and unsecured	146	-	-	146	7,365	10	7,521
Deposit account	-	-	-	-	578	-	578
Other	100	-	-	100	1,328	-	1,428

Total	$2,179	735	-	2,914	92,909	2,307	98,130

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2013:
Real estate loans:
One- to four-family	$1,950	2,204	1,639	1,677	183	3,589	3,881	183
Lot loans	4	107	-	-	-	4	107	-
Consumer loans:
Home equity	252	307	65	65	60	317	372	60
Credit card and unsecured	36	42	-	-	-	36	42	-

	$2,242	2,660	1,704	1,742	243	3,946	4,402	243

At December 31, 2012:
Real estate loans:
One- to four-family	2,625	2,902	531	531	30	3,156	3,433	30
Lot loans	135	356	-	-	-	135	356	-
Consumer loans:								-
Home equity	318	476	-	-	-	318	476	-
Credit card and unsecured	38	44	-	-	-	38	44	-

	$3,116	3,778	531	531	30	3,647	4,309	30

At March 31, 2013 and December 31, 2012, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment as well as all troubled debt restructurings ("TDRs") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates).

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2013:
Real estate loans:
One- to four-family	$3,181	17	26
Lot loans	32	-	-
Consumer loans:
Home equity	294	2	2
Credit card and unsecured	36	-	-

Total	$3,543	19	28

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months March 31, 2012:
Real estate loans:
One- to four-family	$4,293	7	9
Lot loans	70	2	2
Consumer loans:
Home equity	455	1	1

Total	$4,818	10	12

Troubled debt restructurings entered into are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
For the Three Months Ended March 31, 2013:
Real estate mortgage loans:
One- to four-family-
Modified interest rates	1	$ 698	698

The Company had no troubled debt restructurings entered into during the three months ended March 31, 2013.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended March 31, 2013.

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2012, there were $677,000 loans held for sale.  There were no loans held for sale at March 31, 2013.  Loans held for sale are included in loans on the condensed consolidated balance sheets.

6.        Foreclosed Real Estate
Expenses applicable to foreclosed real estate for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Write-down of foreclosed assets	$7	16
Operating expenses	43	33

	$50	49

There were also sales of five foreclosed real estate properties totaling $827,000 during the three months ended March 31, 2013 and no sales for the three months ended March 31, 2012.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.        Line of Credit

The Company has an unsecured federal funds line of credit for $4.2 million with a correspondent bank and a $14.6 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2013 and December 31, 2012, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2013 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.25% to 18.00%)	$16,885

Commitments to extend credit (all fixed rates
ranging from 1.99% to 11.90%)	$308

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.           Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$34,163	34,163	1	26,909	26,909	1
Securities held to maturity	14,537	14,694	2	15,441	15,658	2
Loans	92,563	92,987	3	95,335	95,228	3
Federal Home Loan Bank stock	177	177	3	218	218	3
Accrued interest receivable	349	349	3	367	367	3

Financial liabilities:
Deposits	124,340	122,107	3	121,662	119,741	3
Off-balance-sheet financial instruments	-	-		-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2013 (“2012 Form 10-K”).

10.      Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $17,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $31,000 and $31,000 for the three-months ended March 31, 2013 and 2012, respectively.

11.     Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $26,000 for the three-months ended March 31, 2013 and $31,000 for the three-months ended March 31, 2012.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.        2012 Equity Incentive Plan

On May 23, 2012, the Holding Company’s stockholders approved its 2012 Equity Incentive Plan (Plan”). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock and makes 49,378 shares available for restricted stock awards. The options granted have ten to fifteen year terms and vest from one to five years.  At December 31, 2012, there were no restricted stock awards issued.  A summary of the activity in the Holding Company's stock options is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75

Outstanding at March 31, 2013	90,000	$10.75	14.03 years	$338,000

Exercisable at March 31, 2013	-	$-

At March 31, 2013, there was approximately $313,000 unrecognized compensation expense related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of fifty-one months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for the three months ended March 31, 2013.

No stock options were granted or forfeited during the three months ended March 31, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.     Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2013:
One- to four-family	$2,785	-	-	2,785	475	167
Lot loans	4	-	-	4	103	-
Home equity	196	-	-	196	115	62
Credit cards and unsecured	36	-	-	36	6	-

Total	$3,021	-	-	3,021	699	229

At December 31, 2012:
One- to four-family	2,160	-	-	2,160	308	232
Lot loans	52	-	-	52	221	103
Home equity	256	-	-	256	158	112
Credit cards and unsecured	38	-	-	38	6	6

Total	$2,506	-	-	2,506	693	453

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2013:
Foreclosed real estate	$1,531	-	-	1,531	38	7

At March 31, 2012:
Foreclosed real estate	$1,252	-	-	1,252	84	16

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of March 31, 2013, that the Bank met all capital adequacy requirements to which it was subject.

At March 31, 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2013:
Total Capital to Risk-
Weighted Assets	$18,641	21.35%	$6,986	8.00%	$8,733	10.00%
Tier I Capital to Risk-
Weighted Assets	17,544	20.09	3,493	4.00	5,240	6.00
Tier I Capital
to Total Assets	17,544	11.87	4,433	3.00	7,388	5.00

At December 31, 2012:
Total Capital to Risk-
Weighted Assets	18,406	20.96	7,027	8.00	8,783	10.00
Tier I Capital to Risk-
Weighted Assets	17,302	19.70	3,514	4.00	5,270	6.00
Tier I Capital
to Total Assets	17,302	11.96	4,341	3.00	7,235	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

15.     Adoption of Plan of Reorganization and Subsequent Stock Issuance

On April 5, 2011, in accordance with the plan of conversion and reorganization adopted by its Board of Directors and approved by its members, the Bank converted from a mutual holding company to a stock holding company form of organization, with the Bank becoming a wholly-owned subsidiary of the Holding Company.  The conversion and reorganization was accomplished through the sale and issuance of 1,234,454 shares of common stock at a price of $10 per share, through which the Holding Company received proceeds of approximately $10.5 million, net of offering expenses of approximately $847,000.

In accordance with Office of the Comptroller of the Currency (“OCC”) (formerly Office of Thrift Supervision) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

"When used in this report and in future filings by Sunshine Financial with the U.S. Securities and Exchange Commission (“SEC”), in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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

•	our ability to attract and retain deposits;
•	increases in premiums for deposit insurance;

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report and our reports filed with the SEC.

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

Our operations are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions.  Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings.  Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.  Sources of funds for lending activities include primarily deposits, borrowings, payments on loans and income provided from operations.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses, valuation of foreclosed real estate and accounting for deferred income taxes.

Foreclosed Real Estate.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less costs to sell.  Revenue and expenses from operations are included in the condensed consolidated statements of operations.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the periods ended March 31, 2013 or 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.  Total assets increased $3.0 million, or 2.0%, to $150.4 million at March 31, 2013 from $147.4 million at December 31, 2012. The increase in total assets was due primarily to increases in interest-bearing deposits with banks, partially offset by decreases in loans, securities held to maturity and cash and due from banks.  Our interest-bearing deposits with banks increased $7.7 million, loans decreased $2.7 million, securities held to maturity decreased $0.9 million, and cash and due from banks decreased $0.4 million since December 31, 2012.  The net increase was funded by a $2.7 million increase in deposits primarily noninterest-bearing deposit accounts.

Loans.  Our net loan portfolio decreased $2.8 million, to $92.6 million at March 31, 2013 from $95.3 million at December 31, 2012.  Real estate mortgage loans decreased $2.1 million while consumer loans decreased $0.5 million. The decrease in loans receivable was due primarily to loan repayments exceeding loan originations.  The decrease in loan originations was primarily attributable to the weakness in the housing market and the economy.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the three-months ended March 31, 2013, we originated $3.7 million of one- to four-family mortgage loans for sale, and $4.3 million were sold to Freddie Mac at a gain on sale of $81,000.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2013 was $1.6 million, or 1.76% of net loans receivable, compared to $1.5 million, or 1.61% of net loans receivable, at December 31, 2012.  Nonperforming loans increased slightly to $2.5 million at March 31, 2013 from $2.3 million at December 31, 2012.  Nonperforming loans to total loans increased to 2.60% at March 31, 2013 from 2.35% at December 31, 2012 due to the increase in the nonperforming loans and due to decrease in total loans.  Loans on nonaccrual which were less than ninety days past due totaled $792,000 at March 31, 2013 compared to $323,000 million at December 31, 2012.

Deposits.  Total deposits increased $2.7 million, or 2.2%, to $124.3 million at March 31, 2013 from $121.7 million at December 31, 2012.  This increase was due primarily to increases in noninterest bearing deposits and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders’ equity increased $150,000 to $25.1 million at March 31, 2013.  This increase was due to net income of $121,000 and an Employee Stock Ownership Plan share allocation of $21,000 for the three months ended March 31, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.  Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances.  Nonaccruing loans have been included in the table as loans carrying a zero yield for the period they have been on non-accrual.

	Three Months Ended March 31,
	2013				2012
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
	($ in thousands)
Interest-earning assets:
Loans receivable (1)	$93,140		$1,369	5.88%	$99,770		$1,461	5.86%
Investments held to maturity	15,007		80	2.13	9,256		61	2.64
Other interest-earning assets (2)	26,461		16	0.25	27,499		13	0.19

Total interest-earning assets	134,608		1,465	4.35	136,525		1,535	4.50

Noninterest-earning assets	10,929				9,876

Total assets	$145,537				$146,401

Interest-bearing liabilities:
MMDA and statement savings	67,300		63	0.37	63,197		96	0.61
Time deposits	31,101		44	0.57	34,936		69	0.79

Total interest-bearing liabilities	98,401		107	0.44	98,133		165	0.67

Noninterest-bearing liabilities	22,173				22,885
Equity	24,963				25,383

Total liabilities and equity	$145,537				$146,401

Net interest income			$1,358				$1,370

Net interest rate spread (3)				3.91%				3.83%

Net interest margin (4)				4.04%				4.01%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.37	x			1.39	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2013 and 2012

General. Net earnings for the three months ended March 31, 2013 were $121,000 compared to a net loss of $42,000 for the three months ended March 31, 2012, resulting in an annualized return on average assets of 0.33% for the three months ended March 31, 2013 and (0.12)% for the three months ended March 31, 2012.  The increase in net earnings was due primarily to an increase in noninterest income, a reduction in the provision for loan losses, offset by an increase in our noninterest expense.

Net Interest Income.  Net interest income decreased $12,000, or 0.9%, to $1,358,000 for the three months ended March 31, 2013 from $1,370,000 for the same period in 2012, primarily due to the decline in the average balance of our loan portfolio, partially offset by our lower cost of deposits and a recovery of nonaccrual interest on a charged off loan from 2011 of $45,000.  Our net interest-rate-spread increased to 3.91% for the three months ended March 31, 2013 from 3.83% for the same period in 2012, while our net interest margin increased to 4.04% at March 31, 2013 from 4.01% at March 31, 2012.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2013 decreased to 1.37x, from 1.39x for the three months ended March 31, 2012.

Interest Income. Interest income for the three months ended March 31, 2013 decreased $70,000, or 4.6%, to $1,465,000 from $1,535,000 for the same period ended March 31, 2012.  The decrease in interest income for the three months ended March 31, 2013 was primarily due to lower average balances of loans receivable.  Average loans receivable decreased to $93.1 million during the three months ended March 31, 2013 compared to $99.8 million for the three months ended March 31, 2012.

Interest Expense. Interest expense for the three months ended March 31, 2013 was $107,000 compared to $165,000 for the same period in 2012, a decrease of $58,000 or 35.0%.  The decrease was primarily the result of decreases in the average rate paid on deposits.  The average balance of time deposits decreased to $31.1 million for the three month period ended March 31, 2013 from $34.9 million for the same period in 2012 and the average rate paid on certificates of deposit decreased to 0.57% from 0.79%. The total cost of funds for the three months ended March 31, 2013 decreased to 0.44% from 0.67% for the three months ended March 31, 2012.

Provision for Loan Losses.  We recorded a credit for loan losses of ($48,000) for the three months ended March 31, 2013 compared to a provision of $225,000 for the three months ended March 31, 2012.  The credit for loan losses reflected historical and expected future loan losses, the decrease in the size of our loan portfolio as well as the change in the mix of loans. Net recoveries for the three months ended March 31, 2013 were $142,000 compared to a net charge off of $250,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, net charge-offs consisted of $6,000 for credit card and unsecured loans, net recoveries of $191,000 for second mortgage loans, net charge-offs of $12,000 for first mortgages, $22,000 for lot loans, and $9,000 for other secured consumer loans.  For the same period in 2012, net charge-offs consisted of $28,000 for credit card and unsecured loans, net recoveries of $12,000 for automobile loans, net charge-offs of $19,000 for other secured consumer loans, $80,000 for lot loans, $67,000 for first mortgage loans, and $44,000 for second mortgage loans.  Nonperforming loans to total loans at March 31, 2013 were 2.60% compared to 4.18% at March 31, 2012.  The allowance for loan losses to net loans receivable was 1.76% at March 31, 2013 compared to 1.61% at December 31, 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2013 and 2012, Continued

Management considers the allowance for loan losses at March 31, 2013 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2013 increased $159,000, or 26.6%, to $755,000 compared to $596,000 for the same period in 2012. The gain on loan sales income increased $43,000 and the gain on sale of foreclosed assets increased $129,000, which was offset by a $11,000 decrease in service charges on deposit accounts and a $25,000 decrease in fees and charges on loans for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  The primary cause for the increase in the gain on loan sales was an increase in the volume of loans sold to FHLMC.  There was no gain on sale of foreclosed assets during the three months ended March 31, 2012.  Fees and charges on loans decreased due to a one time adjustment to how our core processing system accrues the fees earned on the servicing of FHLMC loans.   The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2013 increased $150,000, or 8.3%, to $1,966,000 compared to $1,816,000 for the same period in 2012.  The largest increase was in other expenses which increased $75,000, to $216,000 for the three months ended March 31, 2013, from $141,000 for the three months ended March 31, 2012.  The increase in other expenses was primarily due to $63,000 in additional expenses associated with originating loans.  Another increase occurred in professional fees expense, which increased $29,000, to $191,000 for the three months ended March 31, 2013, from $162,000 for the same period last year.  The increase in professional fees expense primarily was due to an increase in legal fees associated with complying with SEC regulations.  Debit card losses increased $31,000, to $37,000 from $6,000 for the three months ending March 2013 and 2012, respectively due to an increase in debit card fraud.

Income Taxes. For the three months ended March 31, 2013, we recorded income taxes of $74,000 on a before tax income of $195,000.  For the three months ended March 31, 2012, we recorded an income tax benefit of $33,000 on a before tax loss of $75,000.  Our effective tax rate for the three months ended March 31, 2013 was 37.9% compared to (44.0)% for the same time period in 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: May 15, 2013	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2013	By:	/s/ Scott A. Swain
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