Form 10-Q
period 2013-06-30
Sunshine Financial Inc
filed 2013-08-09
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August  , 2013, there were issued and outstanding 1,234,454 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2013 and 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	At June 30, 2013	At December 31, 2012
	(Unaudited)
Assets

Cash and due from banks	$1,187	1,529
Interest-bearing deposits with banks	26,495	25,380

Cash and cash equivalents	27,682	26,909

Securities held to maturity (fair value of $16,508 and $15,658)	16,704	15,441
Loans, net of allowance for loan losses of $1,452 and $1,533	96,554	95,335
Premises and equipment, net	5,176	3,321
Federal Home Loan Bank stock, at cost	177	218
Deferred income taxes	2,505	2,712
Accrued interest receivable	354	367
Foreclosed real estate	1,292	1,878
Other assets	1,242	1,259

Total assets	$151,686	147,440

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	25,419	23,185
Money-market deposit accounts	32,200	31,910
Savings accounts	37,278	35,204
Time deposits	30,463	31,363

Total deposits	125,360	121,662

Official checks	386	442
Advances by borrowers for taxes and insurance	193	29
Other liabilities	393	372

Total liabilities	126,332	122,505

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,234,454 shares issued and outstanding at June 30, 2013 and December 31, 2012	12	12
Additional paid in capital	11,502	11,481
Retained earnings	14,640	14,285
Unearned Employee Stock Ownership Plan shares	(800)	(843)

Total stockholders' equity	25,354	24,935

Total liabilities and stockholders’ equity	$151,686	147,440

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$1,328	1,403	2,697	2,864
Securities, held to maturity	77	53	157	115
Other	17	18	33	30

Total interest income	1,422	1,474	2,887	3,009

Interest expense-
Deposit accounts	101	147	208	312

Net interest income	1,321	1,327	2,679	2,697

Provision (credit) for loan losses	-	955	(48)	1,180

Net interest income after provision (credit) for loan losses	1,321	372	2,727	1,517

Noninterest income:
Fees and service charges on deposit accounts	457	533	952	1,040
Gain on loan sales	328	78	408	116
Gain (loss) on sale of foreclosed real estate	45	(19)	175	(19)
Fees and charges on loans	37	19	45	52
Other	105	7	147	26

Total noninterest income	972	618	1,727	1,215

Noninterest expenses:
Salaries and employee benefits	916	882	1,800	1,783
Occupancy and equipment	279	287	562	556
Data processing services	193	195	382	377
Professional fees	205	193	396	355
FDIC insurance	31	29	61	58
Advertising and promotion	17	20	37	37
Telephone and postage	58	57	123	118
Foreclosed real estate	64	71	115	121
Other	143	178	396	325

Total noninterest expenses	1,906	1,912	3,872	3,730

Earnings (loss) before income taxes	387	(922)	582	(998)

Income taxes (benefit)	153	(339)	227	(372)

Net earnings (loss)	$234	(583)	355	(626)

Basic and diluted earnings (loss) per common share	$0.20	(0.51)	0.30	(0.55)

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2013 and 2012 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(626)	-	(626)

Common stock allocated to ESOP participants (unaudited)	-	-	(2)	-	42	40

Balance, June 30, 2012 (unaudited)	1,234,454	$12	11,485	14,187	(885)	24,799

Balance, December 31, 2012	1,234,454	12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	355	-	355

Stock based compensation expense (unaudited)	-	-	32	-	-	32

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants (unaudited)	-	-	(11)	-	43	32

Balance, June 30, 2013 (unaudited)	1,234,454	$12	11,502	14,640	(800)	25,354

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$355	(626)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation	263	248
(Credit) provision for loan losses	(48)	1,180
Deferred income taxes (benefit)	207	(372)
Net accretion of premiums/discounts on securities	35	39
Net amortization of deferred loan fees and costs	10	5
Loans originated for sale	(7,359)	(4,579)
Proceeds from loans sold	7,908	4,695
Gain on sale of loans	(408)	(116)
ESOP compensation expense	32	40
Share-based compensation expense	32	-
Decrease in accrued interest receivable	13	48
Decrease (increase) in other assets	17	(25)
(Gain) loss on sale of foreclosed real estate	(175)	19
Write-down of foreclosed real estate	18	75
Decrease in official checks	(56)	(78)
Net increase in advances by borrowers for taxes and insurance	164	151
Increase in other liabilities	21	50

Net cash provided by operating activities	1,029	754
Cash flows from investing activities:
Net (purchases) repayments of securities held-to-maturity	(1,298)	1,671
Net (increase) decrease in loans	(1,791)	4,470
Net purchases of premises and equipment	(2,118)	(134)
Redemption of Federal Home Loan Bank stock	41	22
Proceeds from sale of foreclosed real estate	1,212	138

Net cash (used in) provided by investing activities	(3,954)	6,167

Cash flows from financing activities -
Net increase in deposits	3,698	2,011

Increase in cash and cash equivalents	773	8,932

Cash and cash equivalents at beginning of period	26,909	25,055

Cash and cash equivalents at end of period	$27,682	33,987

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$20	-

Interest	$208	312

Noncash transaction-
Transfer from loans to foreclosed real estate	$469	1,883

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by generally accepted accounting principles ("GAAP") for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three and six-month periods ended June 30, 2013 should not be considered as indicative of results for a full year.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.        Recent Accounting Standards Update

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 had no effect on the Company's consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11 ("ASU 2013-11 "),Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.  ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The Company will adopt ASU 2013-11 in January 2014 and expects it will have no impact on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.        Earnings (Loss) Per Share ("EPS")

Earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended June 30,
Basic EPS:
Net earnings (loss)	$234	1,156,586	$0.20	$(583)	1,146,708	$(0.51)
Effect of dilutive securities-
Incremental shares from assumed conversion of options (antidilutive in 2012)		15,681			-
Diluted EPS:
Net earnings (loss)	$234	1,172,267	$0.20	$(583)	1,146,708	$(0.51)

	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Six Months Ended June 30,
Basic EPS:
Net earnings (loss)	$355	1,155,351	$0.30	$(626)	1,151,596	$(0.55)
Effect of dilutive securities-
Incremental shares from assumed conversion of options (antidilutive in 2012)		11,896			-
Diluted EPS:
Net earnings (loss)	$355	1,167,247	$0.30	$(626)	1,151,596	$(0.55)

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.        Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2013-
Mortgage-backed securities	$16,704	135	(331)	16,508

At December 31, 2012-
Mortgage-backed securities	$15,441	239	(22)	15,658

There were no sales of securities during the three and six months ended June 30, 2013 or 2012. There were no securities pledged at June 30, 2013 or December 31, 2012.

5.      Loans
The loan portfolio segments and classes are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Real estate mortgage loans:
One-to four-family	$56,104	59,987
Lot loans	5,496	6,289
Commercial real estate	15,134	7,847
Construction	378	1,006

Total real estate loans	77,112	75,129

Commercial loans	149	24

Consumer loans:
Home equity	9,435	10,407
Automobile	3,663	3,043
Credit cards and unsecured	7,013	7,521
Deposit account	610	578
Other	1,348	1,428

Total consumer loans	22,069	22,977

Total loans	99,330	98,130

Less:
Loans in process	1,251	1,199
Deferred fees and discounts	73	63
Allowance for losses	1,452	1,533

Total loans, net	$96,554	95,335

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.          Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot loans, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  We will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years.  Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru- ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended June 30, 2013:
Beginning balance	$800	92	87	-	2	315	11	225	-	95	-	1,627
Provision (credit) for loan loss	(44)	-	64	1	-	(54)	-	(40)	-	(8)	81	-
Charge-offs	(128)	-	-	-	-	(33)	(1)	(37)	-	-	-	(199)
Recoveries	1	-	-	-	-	1	2	20	-	-	-	24

Ending balance	$629	92	151	1	2	229	12	168	-	87	81	1,452

Individually evaluated for impairment:
Recorded investment	$3,384	-	-	-	-	311	-	34	-	-	-	3,729
Balance in allowance for loan losses	$60	-	-	-	-	60	-	-	-	-	-	120

Collectively evaluated for impairment:
Recorded investment	$52,720	5,496	15,134	378	149	9,124	3,663	6,979	610	1,348	-	95,601
Balance in allowance for loan losses	$569	92	151	1	2	169	12	168	-	87	81	1,332

Three Months Ended June 30, 2012:
Beginning balance	564	101	-	-	-	258	28	244	-	109	-	1,304
Provision (credit) for loan loss	546	54	-	-	-	224	(22)	65	-	88	-	955
Charge-offs	(440)	(43)	-	-	-	(156)	(2)	(94)	-	(74)	-	(809)
Recoveries	-	-	-	-	-	-	4	12	-	1	-	17

Ending balance	$670	112	-	-	-	326	8	227	-	124	-	1,467

Individually evaluated for impairment:
Recorded investment	$2,719	59	-	-	-	265	-	41	-	-	-	3,084
Balance in allowance for loan losses	$-	-	-	-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment:
Recorded investment	$61,651	6,750	462	-	-	11,170	2,433	7,550	646	1,568	-	92,230
Balance in allowance for loan losses	$670	112	-	-	-	326	8	227	-	124	-	1,467

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Loans, Continued

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru- ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Six Months Ended June 30, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	78	26	73	1	2	(273)	1	(39)	-	2	81	(48)
Charge-offs	(142)	(22)	-	-	-	(35)	(1)	(65)	-	(9)	-	(273)
Recoveries	3	-	-	-	-	194	3	41	-	-	-	240

Ending balance	$629	92	151	1	2	229	12	168	-	87	81	1,452

Individually evaluated for impairment:
Recorded investment	$3,384	-	-	-	-	311	-	34	-	-	-	3,729
Balance in allowance for loan losses	$60	-	-	-	-	60	-	-	-	-	-	120

Collectively evaluated for impairment:
Recorded investment	$52,720	5,496	15,134	378	149	9,124	3,663	6,979	610	1,348	-	95,601
Balance in allowance for loan losses	$569	92	151	1	2	169	12	168	-	87	81	1,332

Six Months Ended June 30, 2012:
Beginning balance	475	144	-	-	-	235	39	337	-	99	-	1,329
Provision (credit) for loan loss	676	91	-	-	-	317	(22)	1	-	117	-	1,180
Charge-offs	(481)	(128)	-	-	-	(226)	(17)	(133)	-	(93)	-	(1,078)
Recoveries	-	5	-	-	-	-	8	22	-	1	-	36

Ending balance	$670	112	-	-	-	326	8	227	-	124	-	1,467

Individually evaluated for impairment:
Recorded investment	$2,719	59	-	-	-	265	-	41	-	-	-	3,084
Balance in allowance for loan losses	$-	-	-	-	-	-	-	-	-	-	-	-

Collectively evaluated for impairment:
Recorded investment	$61,651	6,750	462	-	-	11,170	2,433	7,550	646	1,568	-	92,230
Balance in allowance for loan losses	$670	112	-	-	-	326	8	227	-	124	-	1,467

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.      Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk
Profile by Internally	One to Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At June 30, 2013:
Grade:
Pass	$52,106	5,496	15,134	378	149	9,093	3,615	6,954	610	1,348	94,883
Special mention	284	-	-	-	-	-	30	8	-	-	322
Substandard	3,714		-	-	-	342	18	51	-	-	4,125
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$56,104	5,496	15,134	378	149	9,435	3.663	7,013	610	1,348	99,330

At December 31, 2012:
Grade:
Pass	55,104	6,202	7,847	1,006	24	9,935	3,010	7,473	578	1,428	92,607
Special mention	923	-	-	-	-	26	14	4	-	-	967
Substandard	3,960	87	-	-	-	446	19	44	-	-	4,556
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$59,987	6,289	7,847	1,006	24	10,407	3,043	7,521	578	1,428	98,130

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2013:
Real estate loans:
One-to four-family	$338	-	-	338	53,890	1,876	56,104
Lot loans	-	-	-	-	5,496	-	5,496
Commercial	-	-	-	-	15,134	-	15,134
Construction	-	-	-	-	378	-	378
Commercial loans	-	-	-	-	149	-	149
Consumer loans:
Home equity	78	17	-	95	9,239	101	9,435
Automobile	9	21	-	30	3,615	18	3,663
Credit cards and unsecured	54	3	-	57	6,940	16	7,013
Deposit account	-	-	-	-	610	-	610
Other	2	-	-	2	1,346	-	1,348

Total	$481	41	-	522	96,797	2,011	99,330

At December 31, 2012:
Real estate loans:
One-to four-family	1,310	611	-	1,921	56,033	2,033	59,987
Lot loans	96	-	-	96	6,106	87	6,289
Commercial	-	-	-	-	7,847	-	7,847
Construction	-	-	-	-	1,006	-	1,006
Commercial loans	-	-	-	-	24	-	24
Consumer loans:
Home equity	527	110	-	637	9,612	158	10,407
Automobile	-	14	-	14	3,010	19	3,043
Credit cards and unsecured	146	-	-	146	7,365	10	7,521
Deposit account	-	-	-	-	578	-	578
Other	100	-	-	100	1,328	-	1,428

Total	$2,179	735	-	2,914	92,909	2,307	98,130

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.        Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2013:
Real estate loans -
One-to four-family	$2,164	2,441	1,220	1,220	60	3,384	3,661	60
Consumer loans:
Home equity	246	297	65	65	60	311	362	60
Credit card and unsecured	34	41	-	-	-	34	41	-

	$2,444	2,779	1,285	1,285	120	3,729	4,064	120

At December 31, 2012:
Real estate loans:
One-to four-family	2,625	2,902	531	531	30	3,156	3,433	30
Lot loans	135	356	-	-	-	135	356	-
Consumer loans:								-
Home equity	318	476	-	-	-	318	476	-
Credit card and unsecured	38	44	-	-	-	38	44	-

	$3,116	3,778	531	531	30	3,647	4,309	30

At June 30, 2013 and December 31, 2012, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment, as well as all troubled debt restructurings ("TDRs") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates).

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended June 30, 2013:
Real estate loans:
One- to four-family	$3,280	35	41
Lot loans	17	-	-
Consumer loans:
Home equity	273	3	3
Credit card and unsecured	35	-	-

Total	$3,605	38	44

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Six Months Ended June 30, 2013:
Real estate loans:
One- to four-family	$4,113	14	17
Lot loans	84	3	3
Consumer loans:
Home equity	419	2	2
Credit card and unsecured	20	7	8

Total	$4,636	26	30

Troubled debt restructurings entered into are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
For the Three Months Ended June 30, 2013:
Real estate mortgage loans:
One- to four-family-
Modified interest rates	1	$ 696	696

The Company had one troubled debt restructuring entered into during the six months ended June 30, 2013.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended June 30, 2013.

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2012, there were $677,000 loans held for sale.  There were $536,000 loans held for sale at June 30, 2013.  Loans held for sale are included in loans on the condensed consolidated balance sheets and generally sold within 30 days.

6.           Foreclosed Real Estate

Expenses applicable to foreclosed real estate for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Write-down of foreclosed real estate	$11	-	18	75
Operating expenses	53	71	97	46

	$64	71	115	121

There were sales of nine foreclosed real estate properties totaling $1,037,000 during the six months ended June 30, 2013 and two sales during the six months ended June 30, 2012 totaling $161,000.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.        Line of Credit

The Company has an unsecured federal funds line of credit for $4.3 million with a correspondent bank and a $15.0 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2013 and December 31, 2012, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2013 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.00% to 18.00%)	$16,867

Commitments to extend credit (all fixed rates
ranging from 2.99% to 6.00%)	$672

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.        Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$27,682	27,682	1	26,909	26,909	1
Securities held to maturity	16,704	16,508	2	15,441	15,658	2
Loans	96,554	96,651	3	95,335	95,228	3
Federal Home Loan Bank stock	177	177	3	218	218	3
Accrued interest receivable	354	354	3	367	367	3

Financial liabilities:
Deposits	125,360	121,748	3	121,662	119,741	3
Off-balance-sheet financial instruments	-	-		-	-

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission ("SEC") on March 25, 2013 ("2012 Form 10-K").

10.  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $17,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $55,000 and $53,000 for the six-months ended June 30, 2013 and 2012, respectively.

11.  Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of its stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.   The employer expense was $29,000 for the three-month periods ended June 30, 2013 and June 30, 2012, respectively.  The employer expense was $32,000 and $40,000 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Employee Stock Ownership Plan, Continued
The ESOP shares as of June 30, 2013 were as follows ($ in thousands):

2013

Allocated shares at December 31, 2012	17,184
Shares released for allocation for the six months ended June 30, 2013	4,938
Unreleased shares as of June 30, 2013	76,634

Total ESOP shares	98,756

Fair value of unreleased shares	$1,004

12.        2012 Equity Incentive Plan

On May 23, 2012, the Holding Company’s stockholders approved its 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock and makes 49,378 shares available for restricted stock awards. The options granted have ten to fifteen year terms and vest from one to five years.  At June 30, 2013, there were no restricted stock awards issued.  A summary of the activity in the Holding Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75
Options forfeited	(8,500)	(10.75)

Outstanding at June 30, 2013	81,500	$10.75	13.75 years	$194,000

Exercisable at June 30, 2013	-	$-

At June 30, 2013, there was approximately $292,000 unrecognized compensation expense related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of forty-eight months.  The total fair value of shares vesting and recognized as compensation expense was $32,000 for the six months ended June 30, 2013.

No stock options were granted and 8,500 shares were forfeited during the six months ended June 30, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.     Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2013:
One-to four-family	$3,121	-	-	3,121	338	67
Home equity	251	-	-	251	111	68
Credit cards and unsecured	34	-	-	34	6	-

Total	$3,406	-	-	3,406	455	135

At December 31, 2012:
One-to four-family	2,160	-	-	2,160	308	232
Lot loans	52	-	-	52	221	103
Home equity	256	-	-	256	158	112
Credit cards and unsecured	38	-	-	38	6	6

Total	$2,506	-	-	2,506	693	453

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant			Losses
		Markets for	Other	Significant		Recorded
		Identical	Observable	Unobservable		During
	Fair	Assets	Inputs	Inputs	Total	the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2013 -
Foreclosed real estate	$1,292	-	-	1,292	48	11

At June 30, 2012 -
Foreclosed real estate	$2,394	-	-	2,394	122	68

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of June 30, 2013, that the Bank met all capital adequacy requirements to which it was subject.

At June 30, 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2013:
Total Capital to Risk-
Weighted Assets	$19,098	20.69%	$7,383	8.00%	$9,229	10.00%
Tier I Capital to Risk-
Weighted Assets	17,952	19.45	3,692	4.00	5,538	6.00
Tier I Capital
to Total Assets	17,952	12.04	4,475	3.00	7,458	5.00

At December 31, 2012:
Total Capital to Risk-
Weighted Assets	18,406	20.96	7,027	8.00	8,783	10.00
Tier I Capital to Risk-
Weighted Assets	17,302	19.70	3,514	4.00	5,270	6.00
Tier I Capital
to Total Assets	17,302	11.96	4,341	3.00	7,235	5.00

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

In accordance with Office of the Comptroller of the Currency ("OCC") (formerly Office of Thrift Supervision) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

"When used in this report and in future filings by Sunshine Financial with the U.S. Securities and Exchange Commission ("SEC"), in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General

Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Savings Bank. Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of the Sunshine Saving Bank's conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Savings Bank, as the context requires.

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

On June 26, 2013 the Bank purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank for an aggregate purchase price of $2.1 million.  The properties have been acquired as future branch locations of the Bank.  One of the properties is located in the rapidly growing section of Southwood, which is anchored by various agencies of the State of Florida Government.  The second property is situated directly across from Tallahassee Community College and the Lively Technical Institute.  This property is also in the same market area as the Leon County School Board, the Leon County Sheriff’s Department as well as the Leon County and City of Tallahassee Maintenance Departments.  Presently, Sunshine Savings Bank has no banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to the future growth and profitability of the Bank.

The Bank anticipates opening branches at these locations within the next few years.  In the meantime, management has estimated that this acquisition will increase the Bank’s expenses by approximately $10,000 per month, which is expected to be more than offset through an internal reorganization.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

Our noninterest expenses consist primarily of salaries and employee benefits, general and administrative, occupancy and equipment, data processing services, professional services, marketing expenses and expenses related to foreclosed real estate. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the periods ended June 30, 2013 or 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.  Total assets increased $4.3 million, or 2.9%, to $151.7 million at June 30, 2013 from $147.4 million at December 31, 2012. The increase in total assets was due primarily to increases in loans, securities held to maturity, premises and equipment, and interest-bearing deposits with banks.  Our loans increased $1.2 million, securities held to maturity increased $1.3 million, premises and equipment increased $1.8 million and interest-bearing deposits with banks increased $1.1 million since December 31, 2012.  Premises and equipment increased as a result of purchase of the two former bank branches discussed above.  Foreclosed real estate declined $586,000.  The net increase was funded by a $3.9 million increase in deposits primarily noninterest-bearing deposit accounts.

Loans.  Our net loan portfolio increased $1.2 million, to $96.5 million at June 30, 2013 from $95.3 million at December 31, 2012.  Commercial real estate mortgage loans increased $7.3 million, and commercial unsecured loans increased $0.1 million, while other real estate mortgage loans decreased $5.3 million and consumer loans decreased $0.9 million. We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the six-months ended June 30, 2013, we originated $7.4 million of one- to four-family mortgage loans for sale, and $7.9 million were sold to Freddie Mac.  A gain on sale of $408,000 included recording a $278,000 loan servicing asset.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2013 was $1.5 million, or 1.46% of net loans receivable, compared to $1.5 million, or 1.56% of net loans receivable, at December 31, 2012.  Nonperforming loans decreased slightly to $2.0 million at June 30, 2013 from $2.3 million at December 31, 2012.  Nonperforming loans to total loans decreased to 2.02% at June 30, 2013 from 2.35% at December 31, 2012 due to the decrease in the nonperforming loans.  Loans on nonaccrual which were less than ninety days past due totaled $792,000 at June 30, 2013 compared to $323,000 million at December 31, 2012.

Deposits.  Total deposits increased $3.7 million, or 3.0%, to $125.4 million at June 30, 2013 from $121.7 million at December 31, 2012.  This increase was due primarily to increases in noninterest bearing and money-market deposits and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity increased $419,000 to $25.4 million at June 30, 2013.  This increase was due to net income of $355,000 and stock-based compensation allocation of $64,000 for the six months ended June 30, 2013.

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

	Three Months Ended June 30,
	2013				2012
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$95,247		$1,328	5.58%	$96,736		$1,403	5.80%
Investments held to maturity	14,567		77	2.12	8,535		53	2.48
Other interest-earning assets (2)	26,840		17	0.25	31,313		18	0.23

Total interest-earning assets	136,654		1,422	4.16	136,584		1,474	4.32

Noninterest-earning assets	10,498				10,729

Total assets	$147,152				$147,313

Interest-bearing liabilities:
MMDA and statement savings	68,886		61	0.35	64,638		85	0.53
Time deposits	30,413		40	0.52	33,793		62	0.73

Total interest-bearing liabilities	99,299		101	0.41	98,431		147	0.60

Noninterest-bearing liabilities	22,764				23,684
Equity	25,089				25,198

Total liabilities and equity	$147,152				$147,313

Net interest income			$1,321				$1,327

Net interest rate spread (3)				3.75%				3.72%

Net interest margin (4)				3.86%				3.89%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.38	x			1.39	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2013				2012
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$94,193		$2,697	5.73%	$97,915		$2,864	5.85%
Investments held to maturity	14,787		157	2.12	8,824		115	2.61
Other interest-earning assets (2)	26,651		33	0.25	29,674		30	0.20

Total interest-earning assets	135,631		2,887	4.26	136,413		3,009	4.41

Noninterest-earning assets	10,713				10,408

Total assets	$146,344				$146,821

Interest-bearing liabilities:
MMDA and statement savings	68,093		123	0.36	63,886		181	0.57
Time deposits	30,757		85	0.55	34,346		131	0.76

Total interest-bearing liabilities	98,850		208	0.42	98,232		312	0.64

Noninterest-bearing liabilities	22,468				23,326
Equity	25,026				25,263

Total liabilities and equity	$146,344				$146,821

Net interest income			$2,679				$2,697

Net interest rate spread (3)				3.84%				3.77%

Net interest margin (4)				3.95%				3.95%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.37	x			1.39	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2013 and 2012

General. Net earnings for the three months ended June 30, 2013 was $234,000 compared to a net loss of $(583,000) for the three months ended June 30, 2012, resulting in an annualized return on average assets of 0.64 % for the three months ended June 30, 2013 and annualized loss of (1.58)% for the three months ended June 30, 2012.  The increase in net earnings was due primarily to a decrease in our provision for loan loss, and an increase in noninterest income.

Net Interest Income.  Net interest income decreased $6,000, or 0.5%, to $1,321,000 for the three months ended June 30, 2013 from $1,327,000 for the same period in 2012, primarily due to the decline in the average rate of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread increased to 3.75% for the three months ended June 30, 2013 from 3.72% for the same period in 2012, while our net interest margin decreased to 3.86% from 3.89%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2013 decreased to 1.38x, from 1.39x for the three months ended June 30, 2012.

Interest Income. Interest income for the three months ended June 30, 2013 decreased $52,000, or 3.5%, to $1,422,000 from $1,474,000 for the same period ended June 30, 2012.  The decrease in interest income for the three months ended June 30, 2013 was primarily due to lower average rates and balances of loans receivable offset by higher average balances of investments.  Average interest-earning loans decreased to $95.2 million during the three months ended June 30, 2013 compared to $96.7 million for the three months ended June 30, 2012.  In addition, the average yield on average interest earning assets decreased 16 basis points to 4.16% from 4.32%.

Interest Expense. Interest expense for the three months ended June 30, 2013 was $101,000 compared to $147,000 for the same period in 2012, a decrease of $46,000 or 31.3%.  The decrease was primarily the result of decreases in both the average balance of and the average rate paid on time deposits and a decrease in the average rate paid on MMDA and statement savings accounts.  The average balance of time deposits decreased to $30.4 million for the three month period ended June 30, 2013 from $33.8 million for the same period in 2012 and the average rate paid on time deposits decreased to 0.52% from 0.73% as certificates of deposit repriced at lower market rates. The average rate paid on MMDA and statement savings decreased from 0.53% to 0.35%.  The total cost of funds for the three months ended June 30, 2013 decreased to 0.41 % from 0.60% for the three months ended June 30, 2012, reflecting the low interest rate environment.

Provision for Loan Losses.  We did not have a provision for loan loss of for the three months ended June 30, 2013 compared to $955,000 for the same period in 2012.  The provision for loan losses reflected the decrease in net charge-offs and the decrease in nonperforming single family mortgage loans in foreclosure.  Net charge-offs for the three months ended June 30, 2013 were $175,000 compared to $792,000 for the three months ended June 30, 2012. For the three months ended June 30, 2013, net charge-offs consisted of $17,000 for credit card and unsecured loans, $32,000 for home equity loans, $127,000 for one- to four-family loans, and a net recovery of $1,000 for automobile loans.  For the same period in 2012, net charge-offs consisted of $82,000 for credit card and unsecured loans, $43,000 for lot loans, $156,000 for home equity loans, $440,000 for one- to four-family loans, $73,000 for other consumer loans, and a net recovery of $2,000 for automobile loans. As of June 30, 2013, the Bank was in the process of foreclosure on nine single family real estate loans.  As of June 30, 2012, the Bank was in the process of foreclosure on 11 single family real estate loans.  Nonperforming loans to total loans at June 30, 2013 were 2.02% compared to 2.87% at June 30, 2012.  The allowance for loan losses to net loans receivable was 1.46% at June 30, 2013 compared to 1.56% at June 30, 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2013 and 2012, Continued

Management considers the allowance for loan losses at June 30, 2013 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2013 increased $354,000, or 57.1%, to $972,000 compared to $618,000 for the same period in 2012.  Gain on loan sales increased $250,000, while gains (loss) on the sale of foreclosed assets increased $64,000, loan fees increased $18,000, and other income increased $98,000 partially offset by a $76,000 decrease in fees and service charges on deposit accounts for the three months ended June 30, 2013, compared to the same period last year.  The primary cause for the increase in gain on loan sales was the increase in the value of the mortgage servicing asset due to rising interest rates. The primary cause for the decrease in fees from deposit accounts was a decrease in income from NSF fees on transaction accounts.  Loan fees increased $18,000 due to increased commercial real estate lending and other income increased due to a one time recovery of a previously written off asset.  Refinancing activity was particularly significant in 2012 and in the six months ended June 30, 2013, leading to meaningful increases in loans originated for sale, however, the recent rise in mortgage interest rates may result in lower refinancing activity and gain on loan sales in the future.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2013 decreased $6,000, or 0.3%, to $1,906,000 compared to $1,912,000 for the same period in 2012.  The largest increase occurred in salaries and employee benefits which increased $34,000, or 3.9% to $916,000 for the three months ended June 30, 2013, from $882,000 for the same period last year.  The increase in salaries and employee benefits was primarily due to stock option benefit expense.  Professional fees increased $12,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The increase in professional fees expense primarily was due to an increase in legal fees associated with complying with SEC regulations.  For the three months ended June 30, 2013, other expense decreased $35,000, or 19.7%, to $143,000 compared to $178,000 for the same period in 2012.  The decrease in other expense was due to decreases in numerous expense line items.

Income Taxes. For the three months ended June 30, 2013, we recorded income taxes of $153,000 on before tax earnings of $387,000.  For the three months ended June 30, 2012, we recorded an income tax benefit of $339,000 on a before tax loss of $922,000.  Our effective tax rate for the three months ended June 30, 2013 was 39.5% compared to (36.8)% for the same time period in 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2013 and 2012

General.  Net earnings for the six months ended June 30, 2013 was $355,000 compared to a net loss of $(626,000) for the six months ended June 30, 2012, resulting in an annualized return on average assets of 0.49% for the six months ended June 30, 2013 and a net loss on average assets of (0.85) % for the six months ended June 30, 2012.  The increase in net earnings was due primarily to a decrease in our provision for loan loss and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income.  Net interest income decreased $18,000, or 0.7%, to $ 2,679,000 for the six months ended June 30, 2013 from $2,697,000 for the same period in 2012, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread increased to 3.84% for the six months ended June 30, 2013 from 3.77% for the same period in 2012, while our net interest margin remained at 3.95%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2013 decreased to 1.37x, from 1.39x for the six months ended June 30, 2012.

Interest Income. Interest income for the six months ended June 30, 2013 decreased $122,000, or 4.1%, to $2,887,000 from $3,009,000 for the same period ended June 30, 2012.  The decrease in interest income for the six months ended June 30, 2013 was primarily due to lower average balances of loans receivable and an 12 basis point decline in the yield earned on loans.  Average interest-earning loans decreased to $94.2 million during the six months ended June 30, 2013 compared to $97.9 million for the six months ended June 30, 2012.

Interest Expense. Interest expense for the six months ended June 30, 2013 was $208,000 compared to $312,000 for the same period in 2012, a decrease of $104,000 or 33.3%.  The decrease was primarily the result of a decrease in the average rate paid on deposits reflecting the low interest rate environment.  The average balance of time deposits decreased to $30.8 million for the six month period ended June 30, 2013 from $34.3 million for the same period in 2012 and the average rate paid on certificates of deposit decreased to 0.55% from 0.76% as certificates of deposit repriced at lower market rates.  The total cost of funds for the six months ended June 30, 2013 decreased to 0.42% from 0.64% for the six months ended June 30, 2012.

Provision for Loan Losses.  We recorded a credit for loan losses of $(48,000) for the six months ended June 30, 2013 and a provision for loan losses of $1,180,000 for the same period in 2012.  The credit for loan losses reflected the decrease in net loan charge-offs and in nonperforming single family mortgage loans in foreclosure.  Net charge-offs for the six months ended June 30, 2013 were $33,000 compared to $1,042,000 for the six months ended June 30, 2012. For the first six months of 2013, net charge-offs consisted of $24,000 for credit card and unsecured loans, a net recovery of $159,000 for home equity loans, $22,000 for lot loans, $139,000 for one-to four-family loans, $9,000 for other  consumer loans, and a net recovery of $2,000 for automobile loans.  For the first six months of 2012, net charge-offs consisted of $111,000 for credit card and unsecured loans, $226,000 for home equity loans, $123,000 for lot loans, $481,000 for one-to four-family loans, $92,000 for other  consumer loans, and $9,000 for automobile loans. As of June 30, 2013, the Bank was in the process of foreclosure on 9 single family real estate loans.  As of June 30, 2012, the Bank was in the process of foreclosure on 11 single family real estate loans.  Nonperforming loans to total loans at June 30, 2013 were 2.02% compared to 2.87% at June 30, 2012.  The allowance for loan losses to net loans receivable was 1.46% at June 30, 2013 compared to 1.56% at June 30, 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2013 and 2012, Continued

Noninterest Income. Noninterest income for the six months ended June 30, 2013 increased $512,000, or 42.1%, to $1,727,000 compared to $1,215,000 for the same period in 2012. Gain on the sale of foreclosed real estate increased $194,000 and other income increased $121,000.  Gains on loans sales increased $292,000 primarily due to an increase in the value of the booking a mortgage servicing asset due to rising interest rates.  Fees and service charges on deposit accounts decreased $88,000 for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The primary cause for the decrease in fees from deposit accounts was a decrease in income from NSF fees on transaction accounts.]   Other income increased due to a one time recovery of a previously written off asset.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2013 was $3,872,000 compared to $3,730,000 for the same period in 2012, an increase of $142,000 or 3.8%.  The largest increase occurred in other expense which increased $71,000, or 21.8%, to $396,000 compared to $325,000 for the same period in 2012.  The increase in other expense was due to an increase in debit card losses, appraisal fees and loan acquisition expense, and other loan expense.  Professional fees increased $41,000 from 2012 primarily due to an increase in legal and accounting fees associated with our annual meeting and complying with SEC regulations.

Income Taxes. For the six months ended June 30, 2013, we recorded income taxes of $227,000 on before tax earnings of $582,000.  For the six months ended June 30, 2012, we recorded an income tax benefit of $372,000 on a before tax loss of $998,000.  Our effective tax rate for the six months ended June 30, 2013 was 39.0% compared to (37.3)% for the same time period in 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and use of Proceeds

Nothing to report.

Item 3.        Defaults Upon Senior Securities

Not applicable.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Nothing to report.

Item 6.“	Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: August >, 2013	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August >, 2013	By:	/s/ Scott A. Swain
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
10.6
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.7
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

10.8
Commercial Contract for the acquisition of property located at 3641 Coolidge Ct., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.9
Commercial Contract for the acquisition of property located at 503 Appleyard Dr., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

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