Form 10-Q
period 2013-09-30
Sunshine Financial Inc
filed 2013-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 14, 2013, there were issued and outstanding 1,208,754 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Stockholders' Equity for the Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2013 and 2012 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3. Quantitative and Qualitative Disclosure About Market Risk	35

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except share information)

	At September 30, 2013	At December 31, 2012
	(Unaudited)
Assets

Cash and due from banks	$1,177	1,529
Interest-bearing deposits with banks	27,638	25,380

Cash and cash equivalents	28,815	26,909

Securities held to maturity (fair value of $18,043 and $15,658)	18,348	15,441
Loans, net of allowance for loan losses of $1,404 and $1,533	93,091	95,335
Premises and equipment, net	5,082	3,321
Federal Home Loan Bank stock, at cost	177	218
Deferred income taxes	2,484	2,712
Accrued interest receivable	293	367
Foreclosed real estate	566	1,878
Other assets	1,067	1,259

Total assets	$149,923	147,440

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	23,522	23,185
Money-market deposit accounts	32,550	31,910
Savings accounts	37,238	35,204
Time deposits	30,457	31,363

Total deposits	123,767	121,662

Official checks	408	442
Advances by borrowers for taxes and insurance	231	29
Other liabilities	481	372

Total liabilities	124,887	122,505

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,208,754 and 1,234,454 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	12	12
Additional paid in capital	11,116	11,481
Retained earnings	14,686	14,285
Unearned Employee Stock Ownership Plan shares	(778)	(843)

Total stockholders' equity	25,036	24,935

Total liabilities and stockholders’ equity	$149,923	147,440

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans	$1,311	1,392	4,008	4,256
Securities, held to maturity	95	66	252	180
Other	14	16	48	46

Total interest income	1,420	1,474	4,308	4,482

Interest expense:
Deposit accounts	100	128	309	439

Net interest income	1,320	1,346	3,999	4,043

Provision for loan losses	50	270	2	1,450

Net interest income after provision for loan losses	1,270	1,076	3,997	2,593

Noninterest income:
Fees and service charges on deposit accounts	449	532	1,401	1,572
(Loss) gain on loan sales	(7)	148	401	257
Gain on sale of foreclosed real estate	126	19	301	3
Fees and charges on loans	25	23	70	75
Other	8	8	155	38

Total noninterest income	601	730	2,328	1,945

Noninterest expenses:
Salaries and employee benefits	851	862	2,651	2,645
Occupancy and equipment	308	270	870	826
Data processing services	198	202	580	579
Professional fees	153	164	549	519
FDIC insurance	30	32	91	90
Advertising and promotion	19	13	56	50
Telephone and postage	58	84	181	202
Foreclosed real estate	52	96	167	217
Other	130	161	526	486

Total noninterest expenses	1,799	1,884	5,671	5,614

Earnings (loss) before income taxes	72	(78)	654	(1,076)

Income taxes (benefit)	26	(34)	253	(406)

Net earnings (loss)	$46	(44)	401	(670)

Basic earnings (loss) per common share	$0.04	(0.04)	0.35	(0.58)

Diluted earnings (loss) per common share	$0.04	(0.04)	0.34	(0.58)

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2013 and 2012
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

Net loss (unaudited)	-	-	-	(670)	-	(670)

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants (unaudited)	-	-	(4)	-	62	58

Balance, September 30, 2012 (unaudited)	1,234,454	$12	11,483	14,143	(865)	24,773

Balance, December 31, 2012	1,234,454	12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	401	-	401

Stock based compensation expense (unaudited)	-	-	58	-	-	58

Repurchase of common stock (unaudited)	(25,700)	-	(400)	-	-	(400)

Common stock allocated to ESOP participants (unaudited)	-	-	(23)	-	65	42

Balance, September 30, 2013 (unaudited)	1,208,754	$12	11,116	14,686	(778)	25,036

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$401	(670)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation	406	371
Provision for loan losses	2	1,450
Deferred income taxes (benefit)	228	(406)
Net accretion of premiums/discounts on securities	51	55
Net amortization of deferred loan fees and costs	4	9
Loans originated for sale	(7,791)	(10,227)
Proceeds from loans sold	8,754	10,484
Gain on sale of loans	(401)	(257)
ESOP compensation expense	42	58
Stock-based compensation expense	58	-
Decrease in accrued interest receivable	74	69
Decrease in other assets	192	78
(Gain) loss on sale of foreclosed real estate	(301)	3
Write-down of foreclosed real estate	28	101
Decrease in official checks	(34)	(19)
Net increase in advances by borrowers for taxes and insurance	202	254
Increase in other liabilities	109	57

Net cash provided by operating activities	2,024	1,410
Cash flows from investing activities:
Net purchases of securities held-to-maturity	(2,958)	(5,617)
Net decrease in loans	940	6,628
Net purchases of premises and equipment	(2,167)	(142)
Redemption of Federal Home Loan Bank stock	41	29
Proceeds from sale of foreclosed real estate	2,321	542

Net cash (used in) provided by investing activities	(1,823)	1,440

Cash flows from financing activities:
Net increase in deposits	2,105	1,399
Repurchase of common stock	(400)	-

Net cash provided by financing activities	1,705	1,399

Increase in cash and cash equivalents	1,906	4,249

Cash and cash equivalents at beginning of period	26,909	25,055

Cash and cash equivalents at end of period	$28,815	29,304

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$25	-

Interest	$309	439

Noncash transaction-
Transfer from loans to foreclosed real estate	$736	2,102

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three and nine-month periods ended September 30, 2013 should not be considered as indicative of results for a full year.

2.    Recent Accounting Standards Update

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01 ("ASU 2013-01"), Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 had no effect on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.    Recent Accounting Standards Update, Continued

In February 2013, the FASB issued ASU 2013-02 ("ASU 2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 in January 2013 and it had no impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 ("ASU 2013-11 "), Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.  ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The Company will adopt ASU 2013-11 in January 2014 and expects it will have no impact on the Company's consolidated financial statements.

Recent Regulatory Developments

Basel III Legislation.  On July 2, 2013, the Federal Reserve Board ("FRB") approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier I capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the Federal Deposit Insurance Corporation ("FDIC") also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.    Earnings (Loss) Per Share

Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended September 30,
Basic EPS:
Net earnings (loss)	$46	1,159,054	$0.04	$(44)	1,149,178	$(0.04)
Effect of dilutive securities-
Incremental shares from assumed conversion of options (antidilutive in 2012)		19,794			-
Diluted EPS:
Net earnings (loss)	$46	1,178,848	$0.04	$(44)	1,149,178	$(0.04)

	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Nine Months Ended September 30,
Basic EPS:
Net earnings (loss)	$401	1,156,585	$0.35	$(670)	1,146,710	$(0.58)
Effect of dilutive securities-
Incremental shares from assumed conversion of options (antidilutive in 2012)		14,730			-
Diluted EPS:
Net earnings (loss)	$401	1,171,315	$0.34	$(670)	1,146,710	$(0.58)

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2013-
Mortgage-backed securities	$18,348	149	(454)	18,043

At December 31, 2012-
Mortgage-backed securities	$15,441	239	(22)	15,658

There were no sales of securities during the three and nine months ended September 30, 2013 or 2012. There were no securities pledged at September 30, 2013 or December 31, 2012.

5.    Loans
The loan portfolio segments and classes are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Real estate mortgage loans:
One-to four-family	$51,415	59,987
Lot loans	5,406	6,289
Commercial real estate	14,483	7,847
Construction	579	1,006

Total real estate loans	71,883	75,129

Commercial loans	149	24

Consumer loans:
Home equity	9,347	10,407
Automobile	3,930	3,043
Credit cards and unsecured	7,079	7,521
Deposit account	613	578
Other	1,292	1,428

Total consumer loans	22,261	22,977

Total loans	94,293	98,130

Less:
Loans in process	(271)	1,199
Deferred fees and discounts	69	63
Allowance for losses	1,404	1,533

Total loans, net	$93,091	95,335

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

Consumer Loans.  Consumer loans are comprised of five classes: Home Equity, Automobile, Credit cards and unsecured, Deposit account and Other.  The Company offers a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by deposit accounts.  The Company also offers unsecured consumer loans including a credit card product.  The Company originates its consumer loans primarily in its market area.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru- ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended September 30, 2013:
Beginning balance	$629	92	151	1	2	229	12	168	-	87	81	1,452
Provision (credit) for loan loss	17	22	(6)	-	-	(18)	(7)	46	-	(14)	10	50
Charge-offs	(57)	(10)	-	-	-	-	-	(40)	-	-	-	(107)
Recoveries	-	-	-	-	-	1	1	7	-	-	-	9

Ending balance	$589	104	145	1	2	212	6	181	-	73	91	1,404

Three Months Ended September 30, 2012:
Beginning balance	670	112	-	-	-	326	8	227	-	124	-	1,467
Provision (credit) for loan loss	143	-	20	-	-	70	(1)	22	-	16	-	270
Charge-offs	(92)	-	-	-	-	(63)	-	(48)	-	(23)	-	(226)
Recoveries	-	-	-	-	-	-	2	12	-	1	-	15

Ending balance	$721	112	20	-	-	333	9	213	-	118	-	1,526

Nine Months Ended September 30, 2013:
Beginning balance	690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	95	48	67	1	2	(290)	(6)	6	-	(12)	91	2
Charge-offs	(199)	(32)	-	-	-	(35)	(1)	(104)	-	(9)	-	(380)
Recoveries	3	-	-	-	-	194	4	48	-	-	-	249

Ending balance	$589	104	145	1	2	212	6	181	-	73	91	1,404

Nine Months Ended September 30, 2012:
Beginning balance	475	144	-	-	-	235	39	337	-	99	-	1,329
Provision (credit) for loan loss	819	91	20	-	-	387	(23)	23	-	133	-	1,450
Charge-offs	(573)	(128)	-	-	-	(289)	(17)	(181)	-	(116)	-	(1,304)
Recoveries	-	5	-	-	-	-	10	34	-	2	-	51

Ending balance	$721	112	20	-	-	333	9	213	-	118	-	1,526

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Loans, Continued
	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru- ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
At September 30, 2013:
Individually evaluated for impairment:
Recorded investment	$3,123	-	-	-	-	307	-	32	-	-	-	3,462
Balance in allowance for loan losses	$57	-	-	-	-	65	-	-	-	-	-	122

Collectively evaluated for impairment:
Recorded investment	$48,292	5,406	14,483	579	149	9,040	3,930	7,047	613	1,292	-	90,831
Balance in allowance for loan losses	$532	104	145	1	2	147	6	181	-	73	91	1,282

At September 30, 2012:
Individually evaluated for impairment:
Recorded investment	$3,289	73	-	-	-	323	-	40	-	-	-	3,725
Balance in allowance for loan losses	$38	-	-	-	-	1	-	-	-	-	-	39

Collectively evaluated for impairment:
Recorded investment	$59,046	6,578	1,975	813	-	10,400	2,553	7,441	598	1,501	-	90,905
Balance in allowance for loan losses	$683	112	20	-	-	332	9	213	-	118	-	1,487
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk
Profile by Internally	One to Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Account	Other	Total
At September 30, 2013:
Grade:
Pass	$47,427	5,386	14,483	579	149	8,904	3,884	7,011	613	1,164	89,600
Special mention	350	20	-	-	-	99	29	11	-	41	550
Substandard	3,638	-	-	-	-	344	17	57	-	87	4,143
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$51,415	5,406	14,483	579	149	9,347	3.930	7,079	613	1,292	94,293

At December 31, 2012:
Grade:
Pass	55,104	6,202	7,847	1,006	24	9,935	3,010	7,473	578	1,428	92,607
Special mention	923	-	-	-	-	26	14	4	-	-	967
Substandard	3,960	87	-	-	-	446	19	44	-	-	4,556
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$59,987	6,289	7,847	1,006	24	10,407	3,043	7,521	578	1,428	98,130

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

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2013:
Real estate loans:
One-to four-family	$1,951	270	-	2,221	47,895	1,299	51,415
Lot loans	-	20	-	20	5,386	-	5,406
Commercial	-	-	-	-	14,483	-	14,483
Construction	-	-	-	-	579	-	579
Commercial loans	-	-	-	-	149	-	149
Consumer loans:
Home equity	378	98	-	476	8,747	124	9,347
Automobile	29	-	-	29	3,864	37	3,930
Credit cards and unsecured	106	11	-	117	6,937	25	7,079
Deposit account	22	-	-	22	591	-	613
Other	52	41	-	93	1,112	87	1,292

Total	$2,538	440	-	2,978	89,743	1,572	94,293

At December 31, 2012:
Real estate loans:
One-to four-family	1,310	611	-	1,921	56,033	2,033	59,987
Lot loans	96	-	-	96	6,106	87	6,289
Commercial	-	-	-	-	7,847	-	7,847
Construction	-	-	-	-	1,006	-	1,006
Commercial loans	-	-	-	-	24	-	24
Consumer loans:
Home equity	527	110	-	637	9,612	158	10,407
Automobile	-	14	-	14	3,010	19	3,043
Credit cards and unsecured	146	-	-	146	7,365	10	7,521
Deposit account	-	-	-	-	578	-	578
Other	100	-	-	100	1,328	-	1,428

Total	$2,179	735	-	2,914	92,909	2,307	98,130

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2013:
Real estate loans-
One-to four-family	$1,910	2,094	1,213	1,213	57	3,123	3,307	57
Consumer loans:
Home equity	242	292	65	65	65	307	357	65
Credit card and unsecured	32	39	-	-	-	32	39	-

	$2,184	2,425	1,278	1,278	122	3,462	3,703	122

At December 31, 2012:
Real estate loans:
One-to four-family	2,625	2,902	531	531	30	3,156	3,433	30
Lot loans	135	356	-	-	-	135	356	-
Consumer loans:								-
Home equity	318	476	-	-	-	318	476	-
Credit card and unsecured	38	44	-	-	-	38	44	-

	$3,116	3,778	531	531	30	3,647	4,309	30

At September 30, 2013 and December 31, 2012, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment, as well as all troubled debt restructurings ("TDRs") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates).

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Nine Months Ended September 30, 2013:
Real estate loans:
One- to four-family	$3,207	53	57
Lot loans	11	-	-
Consumer loans:
Home equity	264	4	5
Credit card and unsecured	34	-	-

Total	$3,516	57	62

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Nine Months Ended September 30, 2012:
Real estate loans:
One- to four-family	$3,764	49	69
Lot loans	65	-	26
Consumer loans:
Home equity	436	7	7
Credit card and unsecured	25	-	-

Total	$4,290	56	102

Troubled debt restructurings entered into are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
For the Nine Months Ended September 30, 2013:
Real estate mortgage loans:
One- to four-family-
Modified interest rates	1	$ 696	696

The Company had one troubled debt restructuring entered into during the nine months ended September 30, 2013.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted as of September 30, 2013.

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2012, there were $677,000 loans held for sale.  There were $115,000 loans held for sale at September 30, 2013.  Loans held for sale are included in loans on the condensed consolidated balance sheets and generally sold within 30 days.

6.   Foreclosed Real Estate
Expenses applicable to foreclosed real estate for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Write-down of foreclosed real estate	$10	-	28	101
Operating expenses	42	96	139	116

	$52	96	167	217

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.    Line of Credit

The Company has an unsecured federal funds line of credit for $4.4 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2013 and December 31, 2012, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2013 (in thousands):

Contract
Amount
Unused lines of credit (rates range from
3.90% to 15.45%)	$16,822

Commitments to extend credit (all fixed rates
ranging from 2.99% to 6.00%)	$1,014

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.    Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2013			At December 31, 2012
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$28,815	28,815	1	26,909	26,909	1
Securities held to maturity	18,348	18,043	2	15,441	15,658	2
Loans	93,091	93,301	3	95,335	95,228	3
Federal Home Loan Bank stock	177	177	3	218	218	3
Accrued interest receivable	293	293	3	367	367	3

Financial liabilities:
Deposits	123,767	120,319	3	121,662	119,741	3
Off-balance-sheet financial instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission ("SEC") on March 25, 2013 ("2012 Form 10-K").

10.  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. Eligible employees can contribute up to $17,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions are made at 100 percent of employee contribution up to five percent. Employer contributions made to the 401(k) plan were $78,000 and $78,000 for the nine-months ended September 30, 2013 and 2012, respectively.

11.  Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of its stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.   The employer expense was $11,000 for the three-month period ended September 30, 2013 and $19,000 for the three-month period ended September 30, 2012.  The employer expense was $42,000 and $58,000 for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Employee Stock Ownership Plan, Continued
The ESOP shares as of September 30, 2013 were as follows:

2013
Allocated shares at December 31, 2012	17,184
Shares released for allocation for the nine months ended
September 30, 2013	7,407
Unreleased shares as of September 30, 2013	74,165

Total ESOP shares	98,756

Fair value of unreleased shares (in thousands)	$1,157

12.  2012 Equity Incentive Plan

On May 23, 2012, the Holding Company’s stockholders approved its 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock and makes 49,378 shares available for restricted stock awards. The options granted have ten to fifteen year terms and vest from one to five years.  At September 30, 2013, there were no restricted stock awards issued.  A summary of the activity in the Holding Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at September 30, 2012	--	--
Options granted	90,000	(10.75)

Outstanding at December 31, 2012	90,000	$10.75
Options forfeited	(8,500)	(10.75)

Outstanding at September 30, 2013	81,500	$10.75	13.75 years	$194,000

Exercisable at September 30, 2013	-	$-

At September 30, 2013, there was approximately $292,000 unrecognized compensation expense related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of forty-eight months.  The total fair value of shares vesting and recognized as compensation expense was $58,000 for the nine months ended September 30, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

13.  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2013:
One-to four-family	$2,863	-	-	2,863	241	121
Home equity	242	-	-	242	115	73

Total	$3,105	-	-	3,105	356	194

At December 31, 2012:
One-to four-family	2,160	-	-	2,160	308	232
Lot loans	52	-	-	52	221	103
Home equity	256	-	-	256	158	112

Total	$2,468	-	-	2,468	687	447

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant			Losses
		Markets for	Other	Significant		Recorded
		Identical	Observable	Unobservable		During
	Fair	Assets	Inputs	Inputs	Total	the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2013 -
Foreclosed real estate	$566	-	-	566	39	21

At December 31, 2012 -
Foreclosed real estate	$1,878	-	-	1,878	137	95

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of September 30, 2013, that the Bank met all capital adequacy requirements to which it was subject.

At September 30, 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2013:
Total Capital to Risk-
Weighted Assets	$19,370	21.62%	$7,167	8.00%	$8,959	10.00%
Tier I Capital to Risk-
Weighted Assets	18,247	20.37	3,584	4.00	5,375	6.00
Tier I Capital
to Total Assets	18,247	12.36	4,428	3.00	7,380	5.00

At December 31, 2012:
Total Capital to Risk-
Weighted Assets	18,406	20.96	7,027	8.00	8,783	10.00
Tier I Capital to Risk-
Weighted Assets	17,302	19.70	3,514	4.00	5,270	6.00
Tier I Capital
to Total Assets	17,302	11.96	4,341	3.00	7,235	5.00

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
•
results of examinations of us by the Office of the Comptroller of the Currency ("OCC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

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

We currently operate out of four full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, commercial real estate, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

On September 26, 2013 the Bank purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank for an aggregate purchase price of $2.1 million.  The properties have been acquired as future branch locations of the Bank.  One of the properties is located in the rapidly growing section of Southwood, which is anchored by various agencies of the State of Florida Government.  The second property is situated directly across from Tallahassee Community College and the Lively Technical Institute.  This property is also in the same market area as the Leon County School Board, the Leon County Sheriff’s Department as well as the Leon County and City of Tallahassee Maintenance Departments.  Presently, Sunshine Savings Bank has no banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to the future growth and profitability of the Bank.

The Bank anticipates opening branches at these locations within the next few years.  In the meantime, management has estimated that this acquisition will increase the Bank’s expenses by approximately $10,000 per month, which has been more than offset through an internal reorganization.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services and gain on loan sales. Our noninterest expense has typically exceeded our net interest income and we have relied primarily upon noninterest income to supplement our net interest income and to achieve earnings.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the periods ended September 30, 2013 or 2012.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on historical loss experience adjusted for qualitative factors.

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

Deferred Tax Assets.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  Accounting principles generally accepted in the United States of America require the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our income and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The realization of deferred tax assets is dependent on results of future operations.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.  Total assets increased $2.5 million, or 1.7%, to $149.9 million at September 30, 2013 from $147.4 million at December 31, 2012. The increase in total assets was due primarily to increases in securities held to maturity, premises and equipment, and interest-bearing deposits with banks, partially offset by decreases in loans and foreclosed real estate.  Our securities held to maturity increased $2.9 million, premises and equipment increased $1.8 million, interest-bearing deposits with banks increased $2.3 million, loans decreased $2.2 million and foreclosed real estate decreased $1.3 million since December 31, 2012.  Premises and equipment increased as a result of the purchase of the two former bank branches discussed above and securities held to maturity increased due to purchases because of low loan demand. The net increase was funded by a $2.1 million increase in deposits, primarily savings deposit accounts.

Loans.  Our net loan portfolio decreased $2.2 million, to $93.1 million at September 30, 2013 from $95.3 million at December 31, 2012.  Commercial real estate mortgage loans increased $6.6 million, and commercial unsecured loans increased $0.1 million, while other real estate mortgage loans decreased $9.8 million and consumer loans decreased $0.7 million.   We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the nine-months ended September 30, 2013, we originated $7.8 million of one- to four-family mortgage loans for sale, and realized proceeds from sales of $8.0 million were sold to Freddie Mac.  A gain on sale of $401,000 included recording a $278,000 loan servicing asset.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2013 was $1.4 million, or 1.49% of loans receivable, compared to $1.5 million, or 1.56% of loans receivable, at December 31, 2012.  Nonperforming loans decreased to $1.6 million at September 30, 2013 from $2.3 million at December 31, 2012 due primarily to a $744,000 decline in nonperforming single family mortgage loans primarily due to improving economic conditions in our market area and our continued focus on credit administration.  Nonperforming loans to total loans decreased to 1.67% at September 30, 2013 from 2.35% at December 31, 2012 due to the decrease in the nonperforming loans.  Loans on nonaccrual which were less than ninety days past due totaled $331,000 at September 30, 2013 compared to $323,000 million at December 31, 2012.

Deposits.  Total deposits increased $2.1 million, or 1.7%, to $123.8 million at September 30, 2013 from $121.7 million at December 31, 2012.  This increase was due primarily to increases in savings accounts, money-market deposits, and noninterest bearing, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity increased $101,000 to $25.0 million at September 30, 2013.  This increase was due to net income of $401,000, stock-based compensation of $58,000, ESOP compensation expense of $42,000, offset by $400,000 in stock buy-backs for the nine-months ended September 30, 2013.

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

	Three Months Ended September 30,
	2013				2012
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$94,455		$1,311	5.55%	$93,452		$1,392	5.96%
Investments held to maturity	18,022		95	2.11	11,237		66	2.35
Other interest-earning assets (2)	23,127		14	0.24	27,217		16	0.24

Total interest-earning assets	135,604		1,420	4.19	131,906		1,474	4.47

Noninterest-earning assets	11,845				11,649

Total assets	$147,449				$143,555

Interest-bearing liabilities:
MMDA and statement savings	69,679		61	0.35	65,277		70	0.43
Time deposits	30,359		39	0.51	32,841		58	0.71

Total interest-bearing liabilities	100,038		100	0.40	98,118		128	0.52

Noninterest-bearing liabilities	22,144				20,665
Equity	25,267				24,772

Total liabilities and equity	$147,449				$143,555

Net interest income			$1,320				$1,346

Net interest rate spread (3)				3.79%				3.95%

Net interest margin (4)				3.89%				4.08%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.36	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine-Months Ended September 30,
	2013				2012
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
Interest-earning assets:
Loans receivable (1)	$94,280		$4,008	5.67%	$96,938		$4,256	5.85%
Investments held to maturity	15,865		252	2.12	9,747		180	2.46
Other interest-earning assets (2)	25,476		48	0.25	26,033		46	0.24

Total interest-earning assets	135,621		4,308	4.24	132,718		4,482	4.50

Noninterest-earning assets	11,090				10,668

Total assets	$146,711				$143,386

Interest-bearing liabilities:
MMDA and statement savings	68,621		184	0.36	64,000		250	0.52
Time deposits	30,624		125	0.54	33,982		189	0.74

Total interest-bearing liabilities	99,245		309	0.42	97,982		439	0.64

Noninterest-bearing liabilities	22,359				20,305
Equity	25,107				25,099

Total liabilities and equity	$146,711				$143,386

Net interest income			$3,999				$4,043

Net interest rate spread (3)				3.82%				3.90%

Net interest margin (4)				3.93%				4.06%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.37	x			1.35	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets including federal funds sold, Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2013 and 2012

General. Net earnings for the three months ended September 30, 2013 was $46,000 compared to a net loss of $(44,000) for the three months ended September 30, 2012, resulting in an annualized return on average assets of 0.12 % for the three months ended September 30, 2013 and annualized loss of (0.12)% for the three months ended September 30, 2012.  The increase in net earnings was due primarily to a decrease in our provision for loan loss, a decrease in our noninterest expense, partially offset by a decrease in noninterest income.

Net Interest Income.  Net interest income decreased $26,000, or 1.9%, to $1.3 million for the three months ended September 30, 2013 from $1.3 million for the same period in 2012, primarily due to the decline in the average rate of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.79% for the three months ended September 30, 2013 from 3.95% for the same period in 2012, while our net interest margin decreased to 3.89% from 4.08%.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2013 increased to 1.36x, from 1.34x for the three months ended September 30, 2012.

Interest Income. Interest income for the three months ended September 30, 2013 decreased $54,000, or 3.7%, to $1.4 million from $1.5 million for the same period ended September 30, 2012.  The decrease in interest income for the three months ended September 30, 2013 was primarily due to lower average rates on loans receivable, partially offset by higher average balances of investments.  Average interest-earning investments increased to $18.0 million during the three months ended September 30, 2013 compared to $11.2 million for the three months ended September 30, 2012.  In addition, the average yield on loans decreased 41 basis points to 5.55% from 5.96%.  Overall the average yield on average earning assets decreased 28 basis points to 4.19% from 4.47%.

Interest Expense. Interest expense for the three months ended September 30, 2013 was $100,000 compared to $128,000 for the same period in 2012, a decrease of $28,000 or 21.9%.  The decrease was primarily the result of decreases in the average rate paid on time deposits, money-market deposits and statement savings accounts.  The average balance of time deposits decreased to $30.4 million for the three month period ended September 30, 2013 from $32.8 million for the same period in 2012 and the average rate paid on time deposits decreased to 0.51% from 0.71% as certificates of deposit re-priced at lower market rates. The average rate paid on MMDA and statement savings decreased from 0.43% to 0.35%.  The total cost of funds for the three months ended September 30, 2013 decreased to 0.40 % from 0.52% for the three months ended September 30, 2012, reflecting the lower interest rate environment.

Provision for Loan Losses.  We provisioned $50,000 for loan losses of for the three months ended September 30, 2013 compared to $270,000 for the same period in 2012.  The provision for loan losses reflected the decrease in net charge-offs and the decrease in nonperforming single family mortgage loans in foreclosure.  Net charge-offs for the three months ended September 30, 2013 were $98,000 compared to $211,000 for the three months ended September 30, 2012. For the three months ended September 30, 2013, net charge-offs consisted of $33,000 for credit card and unsecured loans, $57,000 for one-to four-family loans, $10,000 for lot loans, a net recovery of $1,000 for home equity loans, and a net recovery of $1,000 for automobile loans.  For the same period in 2012, net charge-offs consisted of $36,000 for credit card and unsecured loans, $63,000 for home equity  loans, $92,000 for one-to four-family loans, $22,000 for other consumer loans, and a net recovery of $2,000 for automobile loans. As of September 30, 2013, the Bank was in the process of foreclosure on seven single family real estate loans.  As of September 30, 2012, the Bank was in the process of foreclosure on fifteen single family real estate loans. Nonperforming loans to total loans at September 30, 2013 were 1.67% compared to 2.72% at September 30, 2012.  The allowance for loan losses to loans receivable was 1.49% at September 30, 2013 compared to 1.61% at September 30, 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2013 and 2012, Continued

Management considers the allowance for loan losses at September 30, 2013 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2013 decreased $129,000, or 17.7%, to $601,000 compared to $730,000 for the same period in 2012.  Gain on loan sales decreased $155,000, while fees and service charges on deposit accounts decreased $83,000 which were partially offset by a $107,000 increase in gain on sale of foreclosed real estate for the three months ended September 30, 2013, compared to the same period last year.  The primary cause for the decrease in gain on loan sales was the significantly lower volumes of loans sales. The primary cause for the decrease in fees from deposit accounts was a decrease in income from NSF fees on transaction accounts.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2013 decreased $85,000, or 4.5%, to $1,799,000 compared to $1,884,000 for the same period in 2012.  The largest increase occurred in occupancy and equipment which increased $38,000, or 14.1%, to $308,000 for the three months ended September 30, 2013, from $270,000 for the same period last year.  The increase in occupancy and equipment expense was primarily due to real estate taxes and depreciation due to the purchase of two branch facilities in June 2013.  The largest decreases were telephone and postage, foreclosed real estate and other expenses.  Telephone and postage expense decreased $26,000, or 31.0%, to $58,000, foreclosed real estate expense decreased $44,000, or 45.8%, to $52,000, and other expense decreased $31,000, or 19.3% to $130,000 for the three months ended September 30, 2013.  Telephone and postage expense decreased primarily due to lower postage expense.  Foreclosed real estate expense was lower primarily due to fewer properties owned and in the process of foreclosure.  Other expense decreased due to lower loan acquisition expense and numerous other miscellaneous line items.

Income Taxes. For the three months ended September 30, 2013, we recorded income taxes of $26,000 on before tax earnings of $72,000.  For the three months ended September 30, 2012, we recorded an income tax benefit of $34,000 on a before tax loss of $78,000.  Our effective tax rate for the three months ended September 30, 2013 was 36.1% compared to (43.6)% for the same time period in 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2013 and 2012

General.  Net earnings for the nine months ended September 30, 2013 was $401,000 compared to a net loss of $(670,000) for the nine months ended September 30, 2012, resulting in an annualized return on average assets of 0.36% for the nine months ended September 30, 2013 and a net loss on average assets of (0.62) % for the nine months ended September 30, 2012.  The increase in net earnings was due primarily to a decrease in our provision for loan loss and an increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income.  Net interest income decreased $44,000, or 1.1%, to $ 3,999,000 for the nine months ended September 30, 2013 from $4,043,000 for the same period in 2012, primarily due to the decline in average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.82% for the nine months ended September 30, 2013 from 3.90% for the same period in 2012, while our net interest margin decreased to 3.93% for the nine months ended September 30, 2013 from 4.06% for the same period in 2012.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2013 increased to 1.37x, from 1.35x for the nine months ended September 30, 2012.

Interest Income. Interest income for the nine months ended September 30, 2013 decreased $174,000, or 3.9%, to $4,308,000 from $4,482,000 for the same period ended September 30, 2012.  The decrease in interest income for the nine months ended September 30, 2013 was primarily due to lower average balances of loans receivable and an 18 basis point decline in the yield earned on loans, partially offset by an increase in the average balance of investment securities.  Average balances of interest-earning loans decreased to $94.3 million during the nine months ended September 30, 2013 compared to $96.9 million for the nine months ended September 30, 2012, while the average balance of investment securities increased to $15.9 million from $9.7 million during that same period.

Interest Expense. Interest expense for the nine months ended September 30, 2013 was $309,000 compared to $439,000 for the same period in 2012, a decrease of $130,000 or 29.6%.  The decrease was primarily the result of a decrease in the average rate paid on deposits reflecting the low interest rate environment.  The average balance of time deposits decreased to $30.6 million for the nine month period ended September 30, 2013 from $34.0 million for the same period in 2012 and the average rate paid on certificates of deposit decreased to 0.54% from 0.74% as certificates of deposit re-priced at lower market rates.   The total cost of funds for the nine months ended September 30, 2013 decreased to 0.42% from 0.64% for the nine months ended September 30, 2012.

Provision for Loan Losses.  We recorded a provision for loan losses of $2,000 for the nine months ended September 30, 2013 and a provision for loan losses of $1,450,000 for the same period in 2012.  The provision for loan losses reflected the decrease in net loan charge-offs and in nonperforming single family mortgage loans in foreclosure.  Net charge-offs for the nine months ended September 30, 2013 were $131,000 compared to $1,253,000 for the nine months ended September 30, 2012. For the first nine months of 2013, net charge-offs consisted of $56,000 for credit card and unsecured loans, $32,000 for lot loans, $196,000 for one-to four-family loans, $9,000 for other  consumer loans, and a net recovery of $159,000 for home equity loans and $3,000 for automobile loans.  For the first nine months of 2012, net charge-offs consisted of $147,000 for credit card and unsecured loans, $289,000 for home equity loans, $123,000 for lot loans, $573,000 for one-to four-family loans, $114,000 for other  consumer loans, and $7,000 for automobile loans.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2013 and 2012, Continued

Noninterest Income. Noninterest income for the nine months ended September 30, 2013 increased $383,000, or 19.7%, to $2,328,000 compared to $1,945,000 for the same period in 2012. Gain on the sale of foreclosed real estate increased $298,000, gain on loan sales increased $144,000, and other income increased $117,000.  Gains on loans sales increased $144,000 primarily due to an increase in the mortgage servicing assets.  Fees and service charges on deposit accounts decreased $171,000 for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The primary cause for the decrease in fees from deposit accounts was a decrease in income from NSF fees on transaction accounts.  Other income increased due to a one time recovery of a previously written off asset.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2013 was $5,671,000 compared to $5,614,000 for the same period in 2012, an increase of $57,000 or 1.0%.  The largest increase occurred in occupancy and equipment expense which increased $44,000, or 5.3%, to $870,000 compared to $826,000 for the same period in 2012.  The increase in occupancy and equipment expense was primarily due to real estate taxes and depreciation due to the purchase of two branch facilities in June 2013. In addition, other expense increased $40,000, or 8.2%.  The increase in other expense was due to an increase in debit card losses, appraisal fees and loan acquisition expense, and other loan expense.  Professional fees increased $30,000 from 2012 primarily due to an increase in legal and accounting fees associated with our annual meeting and complying with SEC regulations.  Telephone and postage expense decreased primarily due to lower postage expense.  Foreclosed real estate expense was lower primarily due to fewer properties owned and in the process of foreclosure.

Income Taxes. For the nine months ended September 30, 2013, we recorded income taxes of $253,000 on before tax earnings of $654,000.  For the nine months ended September 30, 2012, we recorded an income tax benefit of $406,000 on a before tax loss of $1,076,000.  Our effective tax rate for the nine months ended September 30, 2013 was 38.7% compared to (37.7)% for the same time period in 2012.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2012 Form 10-K.  There have been no material changes in our market risk since our 2012 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2013, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2013, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and use of Proceeds

The following table sets forth information for the three months ended September 30, 2013 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2013 – July 31, 2013	---	---	---	---
August 1, 2013 – August 31, 2013	---	---	---	---
September 1, 2013 – September 30, 2013	25,700	15.55	25,700	97,745
Total	25,700	15.55	25,700	97,745

On August 28, 2013, the Company announced that its board of directors authorized the Company to purchase up to 123,445 shares, or approximately 10%, of its common stock in the open market or privately negotiated transaction from time to time over a twelve month period, subject to market conditions and other factors. The stock repurchase program will expire on August 27, 2014 unless completed sooner or otherwise extended.

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2013	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2013	By:	/s/ Scott A. Swain
Scott A, Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2
Bylaws, as amended, of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2013 (File No. 000-54280)))

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