Form 10-K
period 2013-12-31
Sunshine Financial Inc
filed 2014-03-28
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ________

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $15.7 million. [COMPLETE] (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 26, 2014, there were 1,131,954 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

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

Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct and indirect automobile loans and credit card loans in our market area.  In addition, in conjunction with owner and non-owner occupied real estate loans we occasionally will originate commercial secured or unsecured loans.

In the second quarter of 2012, we hired a commercial real estate lender with local experience to originate owner occupied commercial real estate loans and non-owner occupied commercial real estate loans.  The target market for the commercial real estate loans is prime credit, 80% loan to value or less, three, five, or seven year balloons with 20 year amortizations.  In addition, during 2012 we contracted with an internet based automobile loan origination platform for dealers, DealerTrack Technologies (“DealerTrack”), and local new automobile dealerships to originate automobile loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

We offer a variety of deposit accounts having a wide range of interest rates and terms, including savings accounts, money market deposit and term certificate accounts and demand accounts.  Our primary sources of funds are deposits and payments on loans.

In September 2013, we purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank as future branch locations of Sunshine Savings Bank.  On January 15, 2014, we opened a new branch at one of these locations, with the second branch anticipated to open at the other location during the fourth quarter of 2014.  The branch opened in January 2014 is located at 503 Appleyard Drive, Tallahassee, FL and is situated directly across from Tallahassee Community College and the Lively Technical Institute.  This branch is also in the same market area as the Leon County School Board, the Leon County Sheriff’s Department as well as the Leon County and City of Tallahassee Maintenance Departments.  The second location, which is expect to open during the second half of 2014, is located at 3641 Coolidge Ct., Tallahassee, FL, in the rapidly growing section of Southwood, which is anchored by various agencies of the State of Florida Government.  Sunshine Savings Bank does not have any banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to our future growth and profitability.

The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).

Forward-Looking Statements

Sunshine Financial and Sunshine Savings Bank may from time to time make written or oral “forward-looking statements”, including statements contained in documents filed or furnished by us with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in our reports to stockholders, in our press releases, and in other communications by us, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

  These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

•
results of examinations of us by the OCC, the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	technology changes;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;

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

Market Area

We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have four retail offices.  Each of our offices is located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC our share of deposits in that market was approximately 2.45%.  This data does not include deposits held by credit unions with which we also compete. See “- Competition.”

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

Leon County’s unemployment rate as of December 2013 was 5.10%, while the State of Florida rate was 6.3% and the United States rate was 6.7% for the same time period, as reported by the U.S. Bureau of Labor Statistics.  According to RealtyTrac, the foreclosure rate of 3.0% in Leon County is slowly decreasing and is well below the 7.7% foreclosure rate for the State of Florida at December 31, 2013, which has one of the highest foreclosure rates in the nation.  As of December 31, 2013, the United States foreclosure rate was 1.0%.  The median home price in Tallahassee was $160,000 as compared to the Florida median home price of $165,000 and the United States median home price of $198,000 at December 31, 2013.

Population growth in Leon County and the city of Tallahassee is projected to exceed population growth for the country and state as a whole.  Per capita and average household income levels for Florida, Leon County and the city of Tallahassee generally fall below the United States levels.  Demographic data for Leon County and Tallahassee are skewed by the large student population that resides in the area.  Approximately 49% of the population of Tallahassee falls in the 15-34 year old age group, as compared to 40% for Leon County, 25% for the state of Florida and 27% for the United States, due to the large number of college students who reside in the area.  The total number of households has increased since 2010 in Leon County and in Tallahassee, similar to the State of Florida.  Total households in Leon County and Tallahassee are projected to continue this expansion at a more rapid pace over the next five years than state and national growth.

Lending Activities

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
One- to four-family	$50,629	52.45%	$59,987	61.13%
Lot loans	5,293	5.48	6,289	6.41
Commercial real estate	18,189	18.84	7,847	8.00
Construction	381	0.40	1,006	1.02
Total real estate loans	74,492	77.17	75,129	76.56

Commercial loans-
Total commercial loans	296	0.31	24	0.02

Consumer loans:
Home equity	8,817	9.13	10,407	10.61
Automobile	4,000	4.14	3,043	3.10
Credit cards and unsecured	7,100	7.36	7,521	7.66
Deposit account	622	0.64	578	0.59
Other	1,202	1.25	1,428	1.46
Total consumer loans	21,741	22.52	23,001	23.42

Total loans	96,529	100.00%	98,130	100.00%

Less:
Loans in process	318		(1,199)
Deferred fees and discounts	(74)		(63)
Allowance for losses	(1,294)		(1,533)
Total loans, net	$95,479		$95,335

The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan losses) at the dates indicated.

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-rate loans:
Real estate loans:
One- to four-family	$45,201	46.83	$53,031	54.04%
Commercial real estate	18,189	18.84	7,847	8.00
Construction or development	381	0.40	1,006	1.02
Lot loans	5,231	5.42	6,225	6.34
Total real estate loans	69,002	71.49	68,109	69.40

Commercial loans:
Commercial secured	276	0.29	24	0.02
Total commercial loans	276	0.29	24	0.02

Consumer loans:
Home equity	2,062	2.14	2,776	2.83
Automobile	3,990	4.13	3,020	3.08
Unsecured	1,862	1.93	1,872	1.91
Deposit account	622	0.64	578	0.59
Other	1,200	1.24	1,421	1.45
Total consumer loans	9,736	10.08	9,667	9.86

Total fixed-rate loans	79,014	81.86	77,800	79.28

Adjustable-rate loans:
Real estate loans:
One- to four-family	5,428	5.63	6,956	7.09
Lot loans	62	0.06	64	0.07
Total real estate loans	5,490	5.69	7,020	7.16

Commercial loans:
Commercial secured	20	0.02	-	-
Total commercial loans	20	0.02	-	-

Consumer loans:
Home equity	6,755	6.99	7,631	7.77
Automobile	10	0.01	24	0.02
Credit Cards	4,599	4.76	4,965	5.06
Unsecured	639	0.66	683	0.70
Other	2	0.01	7	0.01
Total consumer loans	12,005	12.43	13,310	13.56

Total adjustable-rate loans	17,515	18.14	20,330	20.72

Total loans	96,529	100.00%	98,130	100.00%
Less:
Loans in process	318		(1,199)
Deferred fees and discounts	(74)		(63)
Allowance for losses	(1,294)		(1,533)
Total loans, net	$95,479		$95,335

The following schedule illustrates the contractual maturity of our construction loan portfolio at December 31, 2013. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Construction loans
	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during year(s) ending December 31
2014	$-	-%
2015 to 2018	-	-
2019 and following	381	6.00%
Total	$381	6.00%

The total amount of loans in the table above due after December 31, 2014, which have predetermined interest rates, is $381,000, while the total amount of loans due after such date which have floating or adjustable interest rates is zero.

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

At December 31, 2013, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $4.8 million (25% of Tier 1 capital plus allowance for loan loss). Our five largest lending relationships totaled $12.5 million in the aggregate, or 13.0% of our gross loan portfolio, at December 31, 2013.  The largest relationship consists of three loans totaling $2.9 million secured by non-owner occupied commercial buildings.  The next four largest lending relationships at December 31, 2013, range from $2.8 million to $1.5 million and are secured by non-owner occupied commercial real estate.  All of these loans were performing in accordance with their terms at December 31, 2013.

Commercial Real Estate Loans.  We began originating commercial real estate loans in 2012, primarily owner occupied loans.  We are targeting individual commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million. We will offer both fixed and adjustable-rate loans on commercial real estate loans, although all of the loans we recently originated were at a fixed interest rate with an amortization term of 20 years and maturity of up to 7 years. Commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. We require appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial real estate properties. We also generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.  At December 31, 2013, we had $18.2 million of commercial real estate loans, representing approximately 18.8% of the total loan portfolio, consisting of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties, compared to $7.8 million, or 8.0%, of the total loan portfolio at December 31, 2012. The largest commercial real estate loan at December 31, 2013 totaled $2.3 million and was performing in accordance with its terms.

Commercial real estate loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan or business occupying the property in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, to date, all of our commercial real estate loans are amortized over 15 to 20 years and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

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

We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%.  For loans exceeding an 80% loan-to-value ratio, since 2006, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  The majority of our one- to four-family residential loans are originated with fixed rates and have terms of ten to 30 years.  We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin.  Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan.  Our ARM loans have terms up to 30 years.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  Our ARM loans generally have a cap of two percentage points on rate adjustments during any one year and nine percentage points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  During the year ended December 31, 2013, we originated $12.5 million of one- to four-family fixed rate mortgage loans and no one- to four-family ARM loans.  Of the $12.5 million in one- to four-family fixed rate mortgage loans originated during 2013, we sold $8.8 million of those loans to FHLMC, but retained the servicing rights.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have originated only $131,000 in ARM loans in the past three years and total ARM loans represent only 5.6% of our total mortgage loan portfolio.  As of December 31, 2013, one-to four-family mortgage loans delinquent over 60 days represented 2.95% compared to 4.41% and 6.62% of that portfolio as of December 31, 2012 and 2011, respectively.  See “- Asset Quality -- Nonperforming Assets” and “-- Classified Assets.”

Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $111,000 at December 31, 2013.

 Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years.  At December 31, 2013, lot loans totaled $5.3 million or 5.5% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $44,500.

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

Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2013, home equity lines of credit totaled $6.7 million and home equity loans totaled $2.1 million, or collectively 40.6% of our consumer loan portfolio and 9.1% of our gross loan portfolio. The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on prime rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re borrowed after payment at any time during the draw period.  At December 31, 2013, unfunded commitments on these lines of credit totaled $2.2 million.

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

We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis and beginning in the fourth quarter of 2012 we began using DealerTrack, an internet based loan origination program for automobile dealers, which provides us with lending opportunities using our own underwriting parameters for loans to borrowers in our market area.  Our automobile loan portfolio totaled $4.0 million at December 31, 2013, or 18.4% of our consumer loan portfolio and 4.1% of our gross loan portfolio.  Automobile loans may be written for a term of up to six years for both new and used cars with fixed rates of interest.  Loan-to-value ratios are up to 125% of the lesser of the MSRP or the National Automobile Dealers Association value for auto loans, plus the price of extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.

Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2013, totaled $8.9   million, or 9.2% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2013, unfunded commitments on our unsecured lines of credit and credit cards totaled $12.3 million, and the average outstanding balance on these lines was approximately $2,800.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the

United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.  Consistent with our asset/liability objectives, for the year ended December 31, 2013, we originated $12.5 million of one- to four-family mortgage loans, of which $8.8 million were sold to Freddie Mac in transactions where we retain the servicing.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2013	2012
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$12,524	$17,946
Construction	1,185	1,780
Commercial real estate	13,857	7,791
Commercial secured non real estate	185	-
Commercial unsecured	50	-
Home equity	143	130
Automobile	2,355	2,097
Credit cards and unsecured	705	678
Deposit accounts	524	301
Other consumer	42	46
Total fixed-rate	31,570	30,769
Adjustable-rate:
One- to four-family real estate	-	131
Home equity	619	405
Credit cards and unsecured	41	-
Other consumer	5	76
Total adjustable rate	665	612
Total loans originated	32,235	31,381
Repayments:
Principal repayments	20,822	24,415
Loan sales	9,524	14,652
Increase (decrease) in other items, net	1,745	(1,019)
Net decrease	$144	$(6,667)

Asset Quality

Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2013, loans totaling $2.6 million had their repayment term extended or had their interest rate temporarily lowered and were not considered non-performing.

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

Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2013, we had approximately $1.3 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2013, we had $457,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2013, we had $24,000 in one repossessed boat held for sale and $675,000 in five foreclosed single family dwellings and $49,000 in three lots held for sale.

The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2013.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

One- to four-family	5	$603	1.19%	8	$854	1.69%	13	$1,457	2.88%
Lot Loans	2	55	1.04	-	-	-	2	55	1.04
Consumer	10	206	0.95	6	92	0.42	16	298	1.37

Total	17	$864	0.90	14	$946	0.98	31	$1,810	1.88

Nonperforming Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $2.5 million and $2.0 million, at December 31, 2013 and 2012, respectively, in troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). As of December 31, 2013 and 2012, there were $182,000 and no troubled debts restructured that were in nonaccrual status, respectively.  We had no accruing loans 90 days or more delinquent during the reported periods.  Foreclosed assets include assets acquired in settlement of loans.

Nonperforming assets are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccruing loans (1):
Real estate loans:
One- to four-family	$997	$2,033
Lot loans	20	87
Commercial real estate	-	-
Construction	-	-
Commercial loans-	-	-
Consumer loans
Home equity	69	158
Automobile	38	19
Credit cards and unsecured	13	10
Deposit accounts	-	-
Other	166	-
Total	1,303	2,307

Foreclosed assets:
One- to four-family	675	1,858
Lot loans	49	20
Consumer	24	74
Total	748	1,952

Total nonperforming assets	$2,051	$4,259
Total as a percentage of total assets	1.40%	2.89%
Performing troubled debt restructurings	$2,569	$1,952
____________________
(1) Includes $182,000 of troubled debt restructurings classified as nonaccrual at December 31, 2013.

For the year ended December 31, 2013, gross interest income which would have been recorded had all nonaccruing loans been current in accordance with their original terms amounted to approximately $110,000, $12,000 of which was included in interest income based on cash received.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2013, there were 21 loans totaling $2.6 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management's determination of our allowance for loan losses.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as “special mention.”  We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2013, we had classified $3.9 million of our loans as substandard, none as doubtful and none as loss, of which $1.3 million was included in nonaccruing loans. This total amount of classified loans represented 20.3% of our equity capital plus allowance for loan losses and 2.67% of our assets at December 31, 2013.  We also had classified $603,000 of our loans as special mention.

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

At December 31, 2013, our allowance for loan losses was $1.3 million, or 1.34% of our total loan portfolio and 99.3% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Loans to subprime borrowers are not considered separately when we establish our allowance for loan losses; however, losses on these loans are included in the historical loss factors we use.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.

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

Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  In addition, the OCC as an integral part of its examination process, periodically reviews our loan and foreclosed assets portfolios and the related allowance for loan losses and valuation allowance for foreclosed assets.  The OCC may require the allowance for loan losses or the valuation allowance for foreclosed assets to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

There were $0.3 million and $1.2 million in net loan charge-offs during the years ended December 31, 2013 and 2012, respectively.

The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$1,533	$1,329

Charge-offs:
One- to- four-family	243	611
Lot loans	32	128
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	144	303
Automobile	1	18
Credit cards and unsecured	136	283
Deposit accounts	-	-
Other consumer	24	115
Total	580	1,458

Recoveries:
One- to- four-family	14	160
Lot loans	-	5
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	195	23
Automobile	4	12
Credit cards and unsecured	51	52
Deposit accounts	-	-
Other consumer	-	1
Total	264	253

Net charge-offs	316	1,205
Additions charged to operations	77	1,409
Balance at end of period	$1,294	$1,533

Ratio of net charge-offs during the period to average loans outstanding during the period	0.34%	1.24%

Ratio of net charge-offs during the period to average nonperforming assets	15.30%	24.30%

Allowance as a percentage of nonperforming loans	99.30%	66.45%

Allowance as a percentage of total loans, net (end of period)	1.34%	1.56%

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

	December 31,
	2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$605	46.75%	$690	61.13%
Lot loans	93	7.19	88	6.41
Construction	1	0.08	-	1.02
Commercial real estate	163	12.60	78	8.00
Commercial	5	0.39	-	-
Home equity	146	11.28	343	10.61
Automobile	12	0.93	9	3.10
Credit cards and unsecured	187	14.45	231	7.66
Deposit accounts	-	-	-	0.59
Other consumer	64	4.95	94	1.48
Unallocated	18	1.38	-	-
Total	$1,294	100.00%	$1,533	100.00%

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

Our investment portfolio has historically been a small portion of our assets because we attempt to be fully invested in loans.  We may, however, utilize our borrowing capacity at the Federal Home Loan Bank (“FHLB”) Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  In addition, we invested the net proceeds from our recently completed this stock offering in short-term liquid assets such as U.S. Government and federal agency securities of various maturities, mortgage-backed or other marketable securities, deposits in other financial institutions, or a combination thereof, until they can be deployed in an orderly fashion.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer expected average life short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Savings Bank.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.”

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2013, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency collateralized mortgage obligations	$24,457	$23,701	$12,304	$12,355
Agency mortgage-backed securities	2,167	2,255	3,137	3,303
Total investment securities	26,624	25,956	15,441	15,658

Federal Home Loan Bank stock	177	177	218	218

Total securities	$26,801	$26,133	$15,659	$15,876

The composition and contractual maturities of the investment securities portfolio as of December 31, 2012, excluding FHLB Bank stock, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Held to maturity securities:
Agency collateralized mortgage obligations	$330	1.72%	$-	-%	$24,127	1.97%	$24,457	1.97%	$23,701
Agency mortgage-backed securities	139	5.16	2,028	3.37	-	-	2,167	3.48	2,255
Total securities	$469	2.74%	$2,028	3.37%	24,127	1.97%	26,624	2.09%	25,956

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  Our current deposit products include checking, savings, and money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2013, we had no brokered, Internet or wholesale deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2013, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 76.6% of total deposits.

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

Certificates of deposit represent 23.4% of our deposits.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Opening balance	$121,662	$119,416
Net Deposits (Withdrawals)	(8)	1,693
Interest credited	406	553

Ending balance	$122,060	$121,662

Net increase	$398	$2,246

Percent increase	0.3%	1.9%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2013		2012
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$23,435	19.2%	$23,185	19.1%
Statement savings	29,994	22.5	28,098	23.1
Money market	33,000	27.0	31,910	26.2
IRA	7,060	7.9	7,106	5.8

Total non-certificates	93,489	76.6	90,299	74.2

Certificates:
0.00 - 0.30%	7,618	6.2	5,620	4.6
0.31 - 0.75%	14,996	12.3	17,697	14.6
0.76 - 3.93%	5,957	4.9	8,046	6.6

Total certificates	28,571	23.4	31,363	25.8

Total deposits	$122,060	100.0%	$121,662	100.0%

    The following table shows rate and maturity information for our certificates of deposit at December 31, 2013.

	0.00- 0.31%	0.31- 0.75%	0.76- 3.93%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2014	$1,768	$2,354	$343	$4,465	15.63%
June 30, 2014	1,950	3,328	518	5,796	20.29
September 30, 2014	2,212	2,846	492	5,550	19.42
December 31, 2014	1,665	3,889	155	5,709	19.98
March 31, 2015	14	1,237	549	1,800	6.30
June 30, 2015	10	793	238	1,041	3.64
September 30, 2015	-	380	441	821	2.88
December 31, 2015	-	87	149	236	0.83
March 31, 2016	-	-	33	33	0.11
June 30, 2016	-	9	627	636	2.23
September 30, 2016	-	9	69	78	0.27
December 31, 2016	-	64	291	355	1.24
Thereafter	-	-	2,051	2,051	7.18

Total	$7,619	$14,996	$5,956	$28,571	100.00%

Percent of total	26.66%	52.49%	20.85%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2013.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$3,754	$3,700	$7,730	$5,306	$20,490
Certificates of deposit of $100,000 or more	712	2,096	3,528	1,745	8,081
Total certificates of deposit	$4,466	$5,796	$11,258	$7,051	$28,571

We are a member of and may obtain advances from the FHLB of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  At December 31, 2013 and December 31, 2012, we had no FHLB advances or other borrowings outstanding.  At December 31, 2013, we had the ability to borrow approximately $14.5 million from the FHLB of Atlanta.  We may rely in part on long-term FHLB advances to fund asset and loan growth.  We are required to own stock in the FHLB of Atlanta based on the amount of our advances.  At December 31, 2013, we had $177,000 in that FHLB stock.

Subsidiary and Other Activities

As a federally chartered savings bank, Sunshine Savings Bank is permitted by OCC regulations to invest up to 2% of our assets, or $2.9 million at December 31, 2013, in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Sunshine Savings Bank has one subsidiary, Sunshine Member Insurance Services, Inc. (“SMSI”), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our investment in SMSI as of December 31, 2013 was $100.

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

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, Sunshine Savings Bank's share of deposits in the Tallahassee, Florida Metropolitan Statistical Area was approximately 2.45%.

How We Are Regulated

General. Set forth below is a brief description of certain laws and regulations that are applicable to Sunshine Financial and Sunshine Savings Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress that may affect the operations of Sunshine Financial and Sunshine Savings Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.

As of July 21, 2011, the OCC assumed the responsibilities and powers of the Office of Thrift Supervision (the “OTS”) with respect to Sunshine Savings Bank, and the Federal Reserve assumed the responsibilities and powers of the OTS with respect to the Company.

The OCC has extensive enforcement authority over all federal savings associations, including Sunshine Savings Bank, and the Federal Reserve has enforcement authority over their holding companies, including Sunshine Financial.  This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC or Federal Reserve.  Except under certain circumstances, public disclosure of final enforcement actions by the OCC or the Federal Reserve is required by law.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  This law also established the Consumer Protection Bureau (“CFPB”).  The following discussion summarizes significant aspects of the Dodd Frank Act that may affect Sunshine Savings Bank and Sunshine Financial.  Not all regulations implementing these changes have been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the Dodd Frank Act are related to the operations of Sunshine Savings Bank:

•	The former regulations of the Office of Thrift Supervision remain in effect except as modified by the OCC or the Federal Reserve. There have been no substantial modifications to these regulations.

•
The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sunshine Savings Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•	The Federal Deposit Insurance Act directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•
State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits; however, the FDIC is directed to offset the effect of the increased reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.

•	New regulatory capital rules are required for all FDIC-insured institutions and their holding companies.

Sunshine Savings Bank.  Sunshine Savings Bank, as a federally chartered savings bank, is subject to regulation and oversight by the OCC extending to all aspects of its operations. This regulation of Sunshine Savings Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. Sunshine Savings Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Sunshine Financial See "- Capital Requirements for Sunshine Savings Bank" and "-Limitations on Dividends and Other Capital Distributions." Sunshine Savings Bank also is subject to regulation and examination by the FDIC, which insures the deposits of Sunshine Savings Bank to the maximum extent permitted by law.

Office of the Comptroller of the Currency. The investment and lending authority of Sunshine Savings Bank is prescribed by federal laws and regulations and Sunshine Savings Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, Sunshine Savings Bank is required to meet a qualified thrift lender (“QTL”) test. This test requires Sunshine Savings Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, Sunshine Savings Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, Sunshine Savings Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the QTL test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless it meets the test as specified, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must register, and become subject to the same requirements, as a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  As of December 31, 2013, Sunshine Savings Bank met the QTL test.

Sunshine Savings Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2013, Sunshine Savings Bank had 14.8% of its assets in consumer loans, commercial paper and corporate debt securities and 0.2% assets in commercial non-mortgage loans.

Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Sunshine Savings Bank is regulated by the OCC.  Sunshine Savings Bank is generally authorized to branch nationwide.

Sunshine Savings Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2013, Sunshine Savings Bank's lending limit under this restriction was $2.9 million. We have no loans in excess of our lending limit.

Sunshine Savings Bank is subject to periodic examinations by the OCC.  During these examinations, the examiners may require Sunshine Savings Bank to provide for higher general or specific loan loss reserves, and/or recognized additional charge-offs based on their judgment, which can impact our capital and earnings. As a federally chartered savings bank, Sunshine Savings Bank is subject to a semi-annual assessment, based upon its total assets, to fund the operations of the OCC.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC. The FDIC insures deposit accounts in Sunshine Savings Bank up to applicable limits.  The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its assessment base, which is total assets less tangible equity.  Insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under the rules for institutions with assets of less than $10.0 billion, for Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates are 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.  For the year ended December 31, 2013, Sunshine Savings Bank paid $112,000 in FDIC premiums.

  FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the year ended December 31, 2013, Sunshine Savings Bank paid $8,000 in FICO assessments.

  As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of calendar year 2009 and all quarters through the end of calendar year 2012 (in addition to the regular quarterly assessment for the third quarter of calendar year 2009 due on December 30, 2009).  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  In June 2013, it was determined that our estimated prepaid amount was in excess of the actual assessments due, and Sunshine Savings Bank received a rebate of $352,000.

Transactions with Affiliates. Transactions between Sunshine Savings Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates; certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sunshine Savings Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition, Sunshine Savings Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Sunshine Financial is an affiliate of Sunshine Savings Bank.  Sunshine Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders of the bank or its holding company (“insiders”), as well as entities such persons control, is limited.  There are limits on both the individual and aggregate amount of loans that Sunshine Savings Bank may make to insiders based, in part, on Sunshine Savings Bank’s capital level and certain board approval procedures must be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated parties and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.

Current Capital Requirements for Sunshine Savings Bank.  Sunshine Savings Bank is required to maintain specified levels of regulatory capital under regulations of the OCC.  Current OCC regulations state that to be "adequately capitalized," an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be "well capitalized," an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total assets. The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to risk-weighted assets. The term "total risk-based capital ratio" means the ratio of total capital to risk-weighted assets.

The term Tier 1 capital generally consists of common stockholders’ equity, retained earnings, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, excluding goodwill and other non-qualifying intangible assets.  At December 31, 2013, Sunshine Savings Bank had $150,000 of goodwill and $2.4 million of deferred tax assets excluded from Tier 1 capital.

Total risk-based capital consists of the sum of an institution’s Tier 1 capital and the amount of its allowable Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists of all cumulative perpetual and limited-life preferred stock, hybrid capital instruments, including mandatory convertible securities, term debt, allowance for loan losses up to 1.25% of risk-weighted assets, and certain unrealized gains on equity securities.  At December 31, 2013, Sunshine Savings Bank had an allowance for loan losses of $1.3 million, which was $185,000 more than 1.25% of risk-weighted assets.

 Adjusted total assets consist of total assets as specified in the Call Report adjusted for such items as disallowed servicing assets and accumulated gains/losses on available for sale securities.  At December 31, 2013, Sunshine Savings Bank had $150,000 in disallowed intangible assets and $2.4 million net of deferred taxes, which were subtracted from Call Report total assets of $144.6 million to arrive at adjusted total assets of $142.0 million.

Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OCC is authorized to require Sunshine Savings Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns. The OCC has not imposed any such requirement on Sunshine Savings Bank.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At December 31, 2013, Sunshine Savings Bank had Tier 1 capital of $18.0 million, total risk-based capital of $19.1 million, adjusted total assets of $142.0 million, and risk-weighted assets of $88.7 million.  At December 31, 2013, Sunshine Savings Bank had a Tier 1 leverage ratio of 12.67%, a Tier 1 capital to risk-weighted assets ratio of 20.28%, and a total risk-based capital to risk-weighted assets ratio of 21.53%.  At December 31, 2013, Sunshine Savings Bank was considered a well-capitalized institution under OCC regulations.  Regulatory capital is discussed further in Note 18 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The plan must include a guaranty by the institution’s holding company limited to the lesser of 5% of the institution’s assets when it became undercapitalized, or the amount necessary to restore the institution to adequately capitalized status.  The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.

  Federal regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.

New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Sunshine Savings Bank will be subject to new capital regulations adopted by the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”), explained below, unless the institution elects to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  Because of its asset size, Sunshine Savings Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.  Sunshine Savings Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

 The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

 In addition to the minimum CET1, Tier 1 and total capital ratios, Sunshine Savings Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented on January 1, 2019.

 The OCC’s prompt corrective action standards change when these new capital regulations become effective.  Under the new standards, in order to be considered well-capitalized, Sunshine Savings Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on Sunshine Financial and Sunshine Savings Bank, we currently anticipate Sunshine Financial and Sunshine Savings Bank will remain well-capitalized under the new capital rules, and that Sunshine Financial and Sunshine Savings Bank will meet the capital conservation buffer requirement.

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

The prior approval of the Federal Reserve Board is required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of Sunshine Financial or Sunshine Savings Bank; and

•	before any other company could acquire 25% or more of the common stock of Sunshine Financial or Sunshine Savings Bank, and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations. Prior regulatory approval is required from the Federal Reserve in the case of control of a savings and loan holding company and from the OCC in the case of control of a savings association when persons other rather than a holding company seek control of a savings association.

Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sunshine Savings Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”), and the Community Reinvestment Act (“CRA”).  In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

  The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  The federal banking regulators take into account the institution’s record of performance under the CRA when considering applications for mergers, acquisitions and branches.  Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.  Sunshine Savings Bank received a "satisfactory" rating in its most recent CRA evaluation.

Bank Secrecy Act / Anti-Money Laundering Laws.  Sunshine Savings Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sunshine Savings Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

Limitations on Dividends and Other Capital Distributions.  OCC regulations impose restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

  Generally, savings institutions, such as Sunshine Savings Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that Sunshine Savings Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as Sunshine Savings Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and Federal Reserve 30 days prior to such distribution.  The OCC and Federal Reserve may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.  For additional information, see “– Current Capital Requirements for Sunshine Savings Bank” and “– New Capital Rules.”

  The long-term ability of Sunshine Financial to pay dividends to its stockholders is based primarily upon the ability of Sunshine Savings Bank to make capital distributions to Sunshine Financial.  So long as Sunshine Savings Bank continues to remain “well capitalized” and meet the applicable capital conservation buffer requirement (discussed above) after each capital distribution and operates in a safe and sound manner, it is management’s belief that the OCC and Federal Reserve will continue to allow Sunshine Savings Bank to distribute its net income to Sunshine Financial, although no assurance can be given in this regard.

Federal Home Loan Bank System.  Sunshine Savings Bank is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Sunshine Savings Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sunshine Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2013 of $177,000.

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

Permissible Activities.  Pursuant to federal law and regulations and policy, a savings and loan holding company such as Sunshine Financial may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act (subject to filing an effective election with the Federal Reserve) and certain other activities that have been authorized for savings and loan holding companies by regulation.  A savings and loan holding company is also prohibited from engaging in activities that would constitute a serious risk to the safety and soundness of its subsidiary bank or from acquiring or retaining control of a depository institution that is not insured by the FDIC.

The Federal Reserve is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except for:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements for Sunshine Financial.  The Federal Reserve has adopted new capital regulations for savings and loan holding companies, which establish the same capital requirements for Sunshine Financial as are described under “Sunshine Savings Bank – New Capital Rules” and become effective on the same schedule, including but not limited to the capital conservation buffer requirement.

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

Volcker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability FDIC-insured institutions and their holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage oblications, collateralized debt obligations and collateralized loan obligatios and others.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  We are currently reviewing our investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2013, we had approximately $4.1 million in net operating loss carry forwards for federal income tax purposes.

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

Employees

At December 31, 2013, we had a total of 51 full-time employees and 9 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Item 1A.     Risk Factors

Not required; the Company is a smaller reporting company

Item 1B.     Unresolved Staff Comments

None

Item 2.        Properties

At December 31, 2013, we had four full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Savings Bank at December 31, 2013.  The aggregate net book value of our premises and equipment was $5.1 million at December 31, 2013. See also Note 5 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Savings Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2013
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$ 2,554

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2017	$ 100

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2014	$ 57

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	[2013]	$ 274

503 Appleyard Drive (1) Tallahassee, FL 32310	2014	Owned	-	$ 789

3641 Coolidge Ct. (1) Tallahassee, FL 32311	-	Owned	-	$ 1,333

(1)  These properties were acquired in September 2013.  The branch at 503 Applewood Drive was opened in January 2014 and we anticipate opening the branch at 3641 Coolidge Ct location during the second half of 2014.

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all prepaid software, data processing and computer equipment utilized by Sunshine Savings Bank at December 31, 2013 was $275,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Savings Bank's operations as a whole.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The shares of common stock of Sunshine Financial are traded on the Over-the-Counter Electronic Bulletin Board, or OTCBB, under the symbol "SSNF". The table below shows the high and low closing prices for our common stock and quarterly dividends paid for the periods indicated.  This stock price information was provided by the Yahoo Finance System and is based on OTCBB quotations, which reflect inter-dealer prices with retail mark-up, mark-down or commissions and may not represent actual transactions.

	Stock Price		Dividends Per Share
2013 Quarters	High	Low
First Quarter (01/01/2013 to 03/31/2013)	$14.50	$10.25	---
Second Quarter (04/01/2013 to 06/30/2013)	$14.75	$13.02	---
Third Quarter (07/01/2013 to 09/30/2013)	$15.75	$12.82	---
Fourth Quarter (10/01/2013 to 12/31/2013)	$18.25	$15.60	---

	Stock Price		Dividends Per Share
2012 Quarters	High	Low
First Quarter (01/01/2012 to 03/31/2012)	$10.50	$09.45	---
Second Quarter (04/01/2012 to 6/30/2012)	$11.09	$10.00	---
Third Quarter (07/01/2012 to 09/30/2012)	$11.33	$10.25	---
Fourth Quarter (10/01/2012 to 12/31/2012)	$11.03	$10.10	---

At December 31, 2013, there were 1,131,954 shares outstanding and the closing price of our common stock on that date was $18.25. On that date, we had approximately 177 shareholders of record.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2013 – October 31, 2013	11,100	$ 15.82	36,800	86,644
November 1, 2013 – November 30, 2013	-	-	-	86,644
December 1, 2013 – December 31, 2013	65,700	18.01	65,700	20,944
Total	76,700	$ 17.69	102,500	-

On August 28, 2013, the Company announced that its board of directors authorized the purchase of up to 123,444 shares, or approximately 10%, of its common stock in the open market or privately negotiated transaction from time to time over a twelve month period, subject to market conditions and other factors. The stock repurchase program was completed on January 6, 2014.

Item 6.      Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for, and as of the end of, each of the years ended December 31, 2013, 2012 and 2011 is derived from our audited consolidated financial statements.  The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item [7] of this Form 10-K.

	At December 31,
	2013	2012	2011
Selected Financial Condition Data:	(In thousands)
Total assets	$146,502	$147,440	$145,760
Cash and cash equivalents	14,455	26,909	25,055
Loans receivable net	95,479	95,335	102,002
Securities held to maturity, at amortized cost:
U.S. government and federal agency	26,624	15,441	9,835
Federal Home Loan Bank stock	177	218	247
Deposits	122,060	121,662	119,416
Other borrowings	-	-	-
Equity	23,714	24,935	25,385

	For the Year Ended December 31,
	2013	2012	2011
	(In Thousands, except per share data)
Selected Operations Data:
Total interest income	$5,742	$5,940	$6,858
Total interest expense	406	553	948
Net interest income	5,336	5,387	5,910
Provision for loan losses	77	1,409	1,472
Net interest income after provision for loan losses	5,259	3,978	4,438
Fees and service charges on deposit accounts	1,828	2,126	2,243
Gain on loan sales	439	350	85
Gain (loss) on sale of foreclosed real estate	313	92	(32)
Fees and service charges on loans	106	112	84
Other income	161	39	40
Total noninterest income	2,847	2,719	2,420
Total noninterest expense	7,540	7,573	7,220
Earnings (loss) before income taxes (benefit)	566	(876)	(362)
Income taxes (benefit)	181	(348)	(136)
Net earnings (loss)	$385	$(528)	$(226)

Basic EPS	$0.34	$(0.46)	$(0.20)
Diluted EPS	$0.33	$(0.46)	$(0.20)

	For the Year Ended December 31,
	2013	2012	2011

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net earnings (loss) to average total assets)	0.26%	(0.37)%	(0.15)%
Return on equity (ratio of net earnings (loss) to average equity)	1.54	(2.11)	(1.01)
Interest-rate spread information:
Average during period	3.85	3.93	4.01
End of period	3.87	4.11	3.75
Net interest margin(1)	3.96	4.08	4.23
Noninterest income to operating revenue	33.15	31.04	26.34
Noninterest expense to average total assets	5.17	5.28	4.83
Average interest-earning assets to average interest-bearing liabilities	1.36	1.35	1.33
Efficiency ratio(2)	89.44	88.02	85.58

Asset quality ratios:
Nonperforming assets to total assets at end of period	1.40	2.89	3.70
Nonperforming loans to total loans	1.35	2.35	4.55
Allowance for loan losses to non- performing loans	99.30	66.45	28.65
Allowance for loan losses to loans receivable, net	1.34	1.56	1.30
Net charge-offs to average loans outstanding	0.34	1.24	1.59

Capital Ratios:
Equity to total assets at end of period	16.19	16.91	17.42
Average equity to average assets	17.09	17.47	14.94

Other data:
Number of full-service offices	4	4	4
__________________________________________
(1)	Net interest income divided by average interest-earning assets.
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

Over the last year, our net interest margin has decreased as a result of the decrease in our yield on earning assets.  Our average yield on interest-earning assets decreased 24 basis points to 4.26% for the year ended December 31, 2013 compared to 4.50% for the year ended December 31, 2012, while our average funding costs decreased 16 basis points from 0.57% during the year ended December 31, 2012 to 0.41% for the year ended December 31, 2013.  Our net interest rate spread decreased to 3.85% for the year ended December 31, 2013 compared to 3.93% for the year ended December 31, 2012.

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

Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  As a result of our efforts, nonperforming assets decreased to $2.1 million at December 31, 2013 compared to $4.3 million at December 31, 2012 and $5.4 million at December 31, 2011, and our nonperforming loans decreased to $1.3 million at December 31, 2013, compared to $2.3 million at December 31, 2012 and to $4.6 million at December 31, 2011. Our percentage of nonperforming assets to total assets was 1.40%, 2.89% and 3.70% at December 31, 2013, 2012 and 2011, respectively.

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

Growing our franchise within the Tallahassee metropolitan area. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service. The net proceeds of our 2011 stock offering will allow us to invest in more loans, when appropriate, and provide a menu of services consistent with the needs of the customers in our market area.  Our attention to client service and competitive rates allows us to attract and retain deposit and loan customers.  During 2012, we contracted with DealerTrack and local new automobile dealerships to originate car loans.  The DealerTrack program allows us to control the terms of the financing to our current lending guidelines and gives us the final decision on the loan.

During September 2013, we purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, as future branch locations of Sunshine Savings Bank.  One of the properties is located at 3641 Coolidge Ct., Tallahassee, FL, in the rapidly growing section of Southwood, and the other property is located at 503 Appleyard Drive, Tallahassee, FL and is situated directly across from Tallahassee Community College and the Lively Technical Institute.  On January 15, 2014, we opened a new branch at the Appleyard location and anticipate opening a branch at the Coolidge Court location during the second half of 2014.  Sunshine Savings Bank does not have any other banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to our future growth and profitability.

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

Continuing to originate residential and increasing commercial real estate loans.  Our primary lending focus has been, and will continue to be, on originating one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.  Although our loan originations have declined during recent periods as we focused on our asset quality and experienced lower demand for residential and consumer loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities without reducing our credit underwriting standards.  We believe the continuing changes in the secondary market as a result of the uncertainty that is surrounding Fannie Mae and Freddie Mac will result in increased opportunities in the coming years to originate high quality residential loans with more attractive pricing for our loan portfolio. With our long experience and expertise in residential lending we believe we can be effective in capturing the opportunities of these market changes in residential lending.  In addition, we began originating commercial real estate loans in the second quarter of 2012. Commercial real estate lending diversifies our loan portfolio and gives us the opportunity to earn more income because these loans have higher interest rates than residential mortgages in order to compensate for the increased credit risk. At December 31, 2013, commercial real estate loans represented 18.84% of our loan portfolio.

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

The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to earnings.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

General. Total assets decreased $938,000, or 0.6%, to $146.5 million at December 31, 2013 from $147.4 million at December 31, 2012. The decrease in total assets was due primarily to decreases in cash and cash equivalents and foreclosed real estate, partially offset by increases in securities held to maturity and premises and equipment.  Cash and cash equivalents decreased $12.5 million and foreclosed real estate decreased $1.2 million, while securities held to maturity increased $11.2 million and premises and equipment increased $1.8 million since December 31, 2012.  The bank invested excess interest-bearing deposits with banks into securities held to maturity.

Loans. Our net loan portfolio increased $144,000 or 0.2% to $95.5 million at December 31, 2013 from $95.3 million at December 31, 2012.  Consistent with our strategy to diversify our loan portfolio and to add higher yielding loans, commercial real estate loans increased $10.3 million while one- to four-family real estate mortgage loans decreased $9.4 million and lot loans decreased $1.0 million.  Consumer loans decreased $1.3 million primarily due to a $1.6 million decrease in home equity loans offset by a $1.0 million increase in automobile loans.  Total loan originations increased $854,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the year ended December 31, 2013, we originated $12.5 million of one- to four-family mortgage loans, of which $8.8 million were sold to Freddie Mac at a gain on sale of $439,000.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2013 was $1.3 million, or 1.34% of loans, compared to $1.5 million, or 1.56% of loans, at December 31, 2012.  Nonperforming loans decreased to $1.3 million at December 31, 2013 from $2.3 million at December 31, 2012.  Nonperforming loans to total loans decreased to 1.35% at December 31, 2013 from 2.35% at December 31, 2012, primarily due to our collection efforts to work with our borrowers when possible to bring their loan payments current and when this option was not feasible, to proceed with foreclosure proceedings, as well as charge offs on impaired loans.  Loans on nonaccrual which were less than ninety days past due totaled $457,000 at December 31, 2013 compared to $323,000 at December 31, 2012.

Deposits.  Total deposits increased $398,000, or 0.3%, to $122.1 million at December 31, 2013 from $121.7 million at December 31, 2012.  This increase was due primarily to an increase in savings, money-market deposit accounts, and noninterest-bearing deposit accounts, partially offset by a decrease in time deposits as some bank customers chose to move maturing time deposits into money-market deposit accounts due to relatively comparable interest rates, the immediate availability of funds and the anticipation of higher time deposit rates in the future. These decreases in time deposits also reflect our strategy to compete less aggressively on time deposit interest rates to reduce our cost of funds.

Equity.  Total equity decreased $1.2 million to $23.7 million at December 31, 2013, from $24.9 million at December 31, 2012.  This decrease was primarily due to common stock repurchases, partially offset by the net earnings for the year ended December 31, 2013.

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

	Year Ended December 31,
	2013				2012
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$94,296		$5,318	5.64%	$97,181		$5,614	5.78%
Investments	17,572		364	2.07	11,528		263	2.28
FHLB stock	191		5	2.53	232		4	1.69
Other interest-earning assets	22,775		55	0.24	23,217		59	0.25

Total interest-earning assets(1)	134,834		5,742	4.26	132,158		5,940	4.50

Interest-Bearing Liabilities:
Money market and savings	68,695		244	0.36	63,778		317	0.50
Time deposits	30,631		162	0.53	33,935		236	0.69

Total interest-bearing liabilities	99,326		406	0.41	97,713		553	0.57

Net interest income			$5,336				$5,387
Interest rate spread				3.85%				3.93%
Net earning assets	$35,508				$34,445
Net interest margin(2)				3.96%				4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.36	x			1.35	x
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

	Year Ended December 31, 2013 vs. 2012
	Increase (decrease) due to		Total increase (decrease)
	Volume	Rate

Interest earning assets:
Loans receivable	$(166)	$(130)	$(296)
Investments	137	(36)	101
FHLB stock	(1)	2	1
Other interest-earning assets	(2)	(2)	(4)

Total interest-earning assets	(32)	(166)	(198)

Interest-bearing liabilities:
Money market and savings	26	(99)	(73)
Time deposits	(24)	(50)	(74)

Total interest-bearing liabilities	2	(149)	(147)

Net interest income	$(34)	$(17)	$(51)

Comparison of Results of Operation for the Year Ended December 31, 2013 and 2012

General.  For the year ended December 31, 2013 we recorded net earnings of $385,000 or $0.34 per basic and $0.33 per diluted share compared to a net loss of $528,000 or ($0.46) per basic and diluted share for the year ended December 31, 2012, resulting in an annualized return on average assets of 0.26% for the year ended December 31, 2013 compared to (0.37) % for last year.  The $913,000 increase in net earnings was due primarily to a $1.3 million decrease in our provision for loan loss, a $128,000 increase in noninterest income, a $33,000 decrease in noninterest expense, partially offset by a $51,000 decrease in net interest income and a $529,000 increase in income taxes.

Net Interest Income.  Net interest income decreased $51,000, or 0.9%, to $5.3 million for the year ended December 31, 2013 from $5.4 million for the same period in 2012, primarily due to the decline in the average balance and yield of our loan portfolio, partially offset by our lower cost of deposits.  Our interest-rate-spread decreased to 3.85% for the year ended December 31, 2013 from 3.93% for the same period in 2012, while our net interest margin decreased to 3.96% at December 31, 2013 from 4.08% at December 31, 2012.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2013 increased to 1.36x, from 1.35x for the year ended December 31, 2012.

Interest Income. Interest income for the year ended December 31, 2013 decreased $198,000, or 3.3%, to $5.7 million from $5.9 million for the same period ended December 31, 2012.  The decrease in interest income for the year ended December 31, 2013 was primarily due to lower average balances of loans and a 14 basis point decline in the yield earned on loans, partially offset by higher earnings on investments.  Average interest-earning loans decreased to $94.3 million during the year ended December 31, 2013 compared to $97.2 million for the year ended December 31, 2012.  Interest income on investments increased $101,000 for the year ended December 31, 2013 compared to the previous year end.  This was primarily due to average balance of interest-earning investments increasing to $17.6 million from $11.5 million.

Interest Expense. Interest expense for the year ended December 31, 2013 was $406,000 compared to $553,000 for the same period in 2012, a decrease of $147,000 or 26.6%.  The decrease was the result of decreases in both the average balance of and the average rate paid on time deposits and the average rate paid on money-market deposit accounts and statement savings accounts, offset by higher average balances of money-market deposit accounts and statement savings accounts.  The average balance of time deposits decreased to $30.6 million for the year ended December 31, 2013 from $33.9 million for the same period in 2012, and the average rate paid on certificates of deposit decreased to 0.53% from 0.69%.  The average balance of money-market deposit accounts and statement savings accounts increased to $68.7 million for the year ended December 31, 2013 from $63.8 million for the same period in 2012, and the average rate paid on these accounts decreased to 0.36% from 0.50%. The total cost of funds for the year ended December 31, 2013 decreased to 0.41% from 0.57% for the year ended December 31, 2012.

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

Based on management’s evaluation of these factors, we recorded a provision for loan losses of $77,000 for the year ended December 31, 2013 and $1.4 million for the same period in 2012.   Net charge-offs for the year ended December 31, 2013 were $316,000 compared to $1.2 million for the year ended December 31, 2012.  Nonperforming loans to total loans at December 31, 2013 were 1.35% compared to 2.35% at December 31, 2012.  The allowance for loan losses to loans receivable was 1.34% at December 31, 2013 compared to 1.56% at December 31, 2012.

While our provision for loan loss for 2013 was considerably lower than 2012, net charge offs were $889,000 lower.  The provision for loan losses in 2013 reflected this decline, as well as the addition of higher risk commercial real estate loans, and significant improvement in the level of our nonperforming loans.

Noninterest Income. Noninterest income for the year ended December 31, 2013 increased $128,000, or 4.7%, to $2.8 million compared to $2.7 million for the same period in 2012. Gain on the sale of foreclosed real estate increased $221,000, gain on loan sales increased $89,000, other income increased $122,000, while service charges on deposit accounts decreased $298,000 for the year ended December 31, 2013, compared to the year ended December 31, 2012.  The primary cause for the decrease in fees from deposit accounts was a decrease in income from debit card activity, while the increase in other income was primarily due to the recovery of a previously written off asset. The increase in gain on the sale of loans was primarily due to booking a loan servicing asset during 2013.

Noninterest Expense. Noninterest expense for the year ended December 31, 2013 was $7.5 million compared to $7.6 million for the same period in 2012, a decrease of $33,000 or 0.4%.  The largest decrease occurred in foreclosed asset expense, which decreased $224,000, or 51.6%, to $210,000 for the year ended December 31, 2013, from $434,000 for the same period last year.  The decrease in foreclosed assets expense was primarily was due to decreases in the volume of foreclosures in 2013 and related costs and write-downs.  We had $675,000 and $1.9 million of foreclosed one- to four- family properties at December 31, 2013 and 2012, respectively. During 2013, we foreclosed or accepted deeds-in-lieu of foreclosure on eight properties totaling $1.0 million as compared to 14 properties totaling $3.0 million during 2012.

Income Taxes. For the year ended December 31, 2013, we recorded income taxes of $181,000 on before tax earnings of $566,000.  For the year ended December 31, 2012, we recorded income tax benefit of

$348,000 on a before tax loss of $876,000.  Our effective tax rate for the year ended December 31, 2013 was 32.0% compared to 39.7% for the same time period in 2012.

Asset/Liability Management

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2013, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a positive 4.24%, which generally means we are asset sensitive, with more assets maturing or repricing in one year than liabilities.  Accordingly, if interest rates rise, our net interest income would be expected to increase because interest received on interest-earning assets, including loans and other investments, would increase more quickly than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is positive is due to our high balances in Interest-bearing deposits with banks and short maturity MBS.  However, rising interest rates may hurt our income because they may reduce the demand for loans.

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

Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2013, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 300 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared.  As illustrated in the table below, our PVE would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2013
Change in Interest Rates in Basis Points	Present Value Equity ($ in thousands)			PVE Ratio %
	Amount	$ Change	% Change
+300	$15,936	$(7,251)	(31.27)%	12.21%
+200	18,332	(4,855)	(20.94)	13.57
+100	20,864	(2,323)	(10.02)	14.92
Base	23,187	-	-	16.05
-100	24,914	1,727	7.45	16.81

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

Liquidity

Liquidity management refers to the ability to generate sufficient cash to fund current loan demand; meet deposit withdrawals and pay operating expenses.  We rely on various funding sources in order to meet these demands. Primary sources of funds include interest-earning balances with other financial institutions, proceeds from principal and interest payments on loans, and loans from the Federal Home Loan Bank.  At December 31, 2013, we had $14.5 million in cash and cash equivalents that could be used for our funding needs.

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

For the year ended December 31, 2013, cash provided by operating activities totaled $1.8 million, compared to $1.1 million in cash provided by operating activities for the year ended December 31, 2012.  Cash used by investing activities totaled $12.4 million for the year ended December 31, 2013, compared to cash used of $1.4 million for the same period in 2012.  Cash used in financing activities totaled $1.4 million for the year ended December 31, 2013, compared to cash provided of $2.2 million in 2012.  These changes are primarily due to investment purchases during the year ended 2013.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations.  Further, management is not aware of any current recommendations by regulatory agencies which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2013, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

A summary of our off-balance sheet commitments to extend credit at December 31, 2013, is as follows (in thousands):

Unused lines of credit	15,274

Capital Resources

Sunshine Savings Bank is subject to minimum capital requirements imposed by the OCC.  Based on its capital levels at December 31, 2013, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the OCC.  Based on capital levels at December 31, 2013, Sunshine Savings Bank was considered to be well-capitalized.

At December 31, 2013, stockholders’ equity totaled $23.7 million.  Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.  The total capital ratio to risk-weighted assets at December 31, 2013 was 21.53%.  The tier one capital ratio to total assets at December 31, 2013 was 12.67%.

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
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 26, 2014

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except share data)

	At December 31,
	2013	2012
Assets

Cash and due from banks	$620	1,529
Interest-bearing deposits with banks	13,835	25,380
Cash and cash equivalents	14,455	26,909
Securities held to maturity (fair value of $25,956 and $15,658)	26,624	15,441
Loans, net of allowance for loan losses of $1,294 and $1,533	95,479	95,335
Premises and equipment, net	5,107	3,321
Federal Home Loan Bank stock, at cost	177	218
Deferred income taxes	2,556	2,712
Accrued interest receivable	311	367
Foreclosed real estate	724	1,878
Other assets	1,069	1,259
Total assets	$146,502	147,440

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	23,435	23,185
Money-market deposit accounts	33,000	31,910
Savings accounts	37,054	35,204
Time deposits	28,571	31,363
Total deposits	122,060	121,662

Official checks	364	442
Advances by borrowers for taxes and insurance	1	29
Other liabilities	363	372
Total liabilities	122,788	122,505

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,131,954 and 1,234,454 shares issued and outstanding at December 31, 2013 and 2012	11	12
Additional paid in capital	9,789	11,481
Retained earnings	14,670	14,285
Unearned Employee Stock Ownership Plan shares	(756)	(843)

Total stockholders' equity	23,714	24,935
Total liabilities and stockholders’ equity	$146,502	147,440

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012
Interest income:
Loans	$5,318	5,614
Securities	364	263
Other	60	63
Total interest income	5,742	5,940

Interest expense-
Deposit accounts	406	553

Net interest income	5,336	5,387

Provision for loan losses	77	1,409

Net interest income after provision for loan losses	5,259	3,978

Noninterest income:
Fees and service charges on deposit accounts	1,828	2,126
Gain on loan sales	439	350
Gain on sale of foreclosed real estate	313	92
Fees and charges on loans	106	112
Other	161	39
Total noninterest income	2,847	2,719

Noninterest expenses:
Salaries and employee benefits	3,526	3,517
Occupancy and equipment	1,192	1,098
Data processing services	793	901
Professional fees	691	652
Deposit insurance	120	120
Advertising and promotion	68	85
Stationery and supplies	81	69
Telephone and postage	242	264
Foreclosed real estate	210	434
Credit card expense	129	131
Other	488	302
Total noninterest expenses	7,540	7,573

Earnings (loss) before income taxes (benefit)	566	(876)

Income taxes (benefit)	181	(348)

Net earnings (loss)	$385	(528)

Basic earnings (loss) per common share	$0.34	(0.46)

Diluted earnings (loss) per common share	$0.33	(0.46)

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2013 and 2012
($ In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2011	1,234,454	$12	11,487	14,813	(927)	25,385

Net loss	-	-	-	(528)	-	(528)

Stock based compensation expense	-	-	2	-	-	2

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants	-	-	(8)	-	84	76

Balance, December 31, 2012	1,234,454	12	11,481	14,285	(843)	24,935

Net earnings	-	-	-	385	-	385

Repurchase of common stock	(102,500)	(1)	(1,763)	-	-	(1,764)

Stock based compensation expense	-	-	111	-	-	111

Common stock allocated to ESOP participants	-	-	(40)	-	87	47

Balance, December 31, 2013	1,131,954	$11	9,789	14,670	(756)	23,714

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$385	(528)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	547	503
Provision for loan losses	77	1,409
Deferred income taxes (benefit)	156	(348)
Net amortization of premiums/discounts on securities	64	75
Net amortization of deferred loan fees and costs	11	13
Loans originated for sale	(8,761)	(14,993)
Proceeds from loans sold	9,524	15,002
Gain on sale of loans	(439)	(350)
ESOP compensation expense	47	76
Share-based compensation expense	111	2
Decrease in accrued interest receivable	56	87
Decrease in other assets	432	178
Gain on sale of foreclosed real estate	(313)	(92)
Write-down of foreclosed real estate	29	132
Amortization of loan servicing rights	36	-
Decrease in official checks	(78)	(130)
Net (decrease) increase in advances by borrowers for taxes and insurance	(28)	8
(Decrease) increase in other liabilities	(9)	6
Net cash provided by operating activities	1,847	1,050
Cash flows from investing activities:
Purchases of securities held-to-maturity	(14,577)	(8,272)
Principal pay-downs on held-to-maturity securities	3,330	2,591
Net (increase) decrease in loans	(1,846)	3,314
Net purchases of premises and equipment	(2,333)	(201)
Redemption of Federal Home Loan Bank stock	41	29
Proceeds from sale of foreclosed real estate	2,452	1,114
Capital expenditures for foreclosed real estate	(2)	(17)
Net cash used in investing activities	(12,395)	(1,442)

Cash flows from financing activities:
Net increase in deposits	398	2,246
Repurchase of common stock	(1,764)	-
Net cash (used in) provided by financing activities	(1,366)	2,246

(Decrease) increase in cash and cash equivalents	(12,454)	1,854
Cash and cash equivalents at beginning of year	26,909	25,055
Cash and cash equivalents at end of year	$14,455	26,909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$25	-
Interest	$406	553

Noncash transactions:
Transfer from loans to foreclosed real estate	$1,012	2,296
Transfer of foreclosed real estate to loans	$-	24
Loan servicing rights capitalized	$278	-
See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012 and the Years Then Ended

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

Use of Estimates.  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Securities.  Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses on available-for-sale securities are excluded from operations and reported in comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2013 and 2012, there were $75,000 and $677,000, respectively, of loans held for sale.  Loans held for sale are included in loans on consolidated balance sheets.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the years ended December 31, 2013 or 2012.

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

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2013, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Loan Servicing.  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Capitalized servicing rights are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  At December 31, 2013, the amount of loan servicing assets was immaterial.  There was no loan servicing asset at December 31, 2012.

Premises and Equipment.  Land is stated at cost.  Buildings and improvements and furniture and equipment are stated at cost, less accumulated depreciation.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives for buildings and improvements range from ten to forty years; for furniture and fixtures from five to seven years.

Foreclosed Real Estate.  Real estate acquired through, or in lieu of, loan foreclosure is held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the new cost basis or fair value less costs to sell.  Revenue and expenses from operations are included in the consolidated statements of operations.

Off-Balance-Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consist of unused lines of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

The following describes valuation methodologies used for assets measured at fair value:

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

Recent Pronouncements.  In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which, among other things, gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. The adoption of this guidance had no effect on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. The adoption of this guidance had no effect on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In February 2013, the FASB Issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The adoption of this guidance had no effect on the Company's consolidated financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, this guidance did not impact the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Upon adoption, this guidance did not impact the Company's consolidated financial statements.

Recent Regulatory Developments

Basel III Rules.  On July 2, 2013, the Federal Reserve Board ("FRB") approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The FDIC's rule is identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. The Bank is currently evaluating the provisions of the final rules and their expected impact on the Bank.

Reclassifications. Certain amounts in the 2012 consolidated financial statements have been reclassified to conform with the 2013 presentation.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Earnings (Loss) Per Share

Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding for 2013. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. For 2012, outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2013			2012
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Year Ended December 31:
Basic EPS:
Net earnings (loss)	$385	1,147,610	$0.34	$(528)	1,148,355	$(0.46)

Effect of dilutive securities-
Incremental shares from assumed conversion
of options (antidilutive in 2012)		17,700			-

Diluted EPS:
Net earnings (loss)	$385	1,165,311	$0.33	$(528)	1,148,355	$(0.46)

(3)  Securities Held to Maturity
Management has classified all securities as held to maturity. The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2013:
Mortgage-backed securities	$2,167	88	-	2,255
Collateralized mortgage obligations	24,457	34	(790)	23,701

	$26,624	122	(790)	25,956

At December 31, 2012:
Mortgage-backed securities	3,137	166	-	3,303
Collateralized mortgage obligations	12,304	73	(22)	12,355

	$15,441	239	(22)	15,658

There were no sales of securities during 2013 or 2012. There were no securities pledged as of December 31, 2013 and 2012.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Securities Held to Maturity, Continued

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2013:
Collateralized mortgage obligations	$(481)	17,985	(309)	4,315

The unrealized losses on twenty-six securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans
The loan portfolio segments and classes at the dates indicated are as follows (in thousands):

	December 31,
	2013	2012
Real estate mortgage loans:
One-to-four-family	$50,629	$59,987
Lot loans	5,293	6,289
Commercial real estate	18,189	7,847
Construction	381	1,006

Total real estate loans	74,492	75,129

Commercial	296	24

Consumer loans:
Home equity	8,817	10,407
Automobile	4,000	3,043
Credit cards and unsecured	7,100	7,521
Deposit account	622	578
Other	1,202	1,428

Total consumer loans	21,741	22,977

Total loans	96,529	98,130

Less:
Loans in process	318	(1,199)
Deferred fees and discounts	(74)	(63)
Allowance for losses	(1,294)	(1,533)

Total loans, net	$95,479	$95,335

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued

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

Commercial. Commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis.  Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
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

The activity in the allowance for loan losses for the periods shown was as follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru- ction	Comm- ercial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Un- allocated	Total
Year Ended December 31, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	144	37	85	1	5	(248)	-	41	-	(6)	18	77
Charge-offs	(243)	(32)	-	-	-	(144)	(1)	(136)	-	(24)	-	(580)
Recoveries	14	-	-	-	-	195	4	51	-	-	-	264

Ending balance	$605	93	163	1	5	146	12	187	-	64	18	1,294

Individually evaluated for impairment:
Recorded investment	$2,935	-	-	-	-	281	-	47	-	-	-	3,263
Balance in allowance for loan losses	$68	-	-	-	-	3	-	3	-	-	-	74

Collectively evaluated for impairment:
Recorded investment	$47,694	5,293	18,189	381	296	8,536	4,000	7,053	622	1,202	-	93,266
Balance in allowance for loan losses	$537	93	163	1	5	143	12	184	-	64	18	1,220
Year Ended December 31, 2012:
Beginning balance	475	144	-	-	-	235	39	337	-	99	-	1,329
Provision (credit) for loan loss	666	67	78	-	-	388	(24)	125	-	109	-	1,409
Charge-offs	(611)	(128)	-	-	-	(303)	(18)	(283)	-	(115)	-	(1,458)
Recoveries	160	5	-	-	-	23	12	52	-	1	-	253

Ending balance	$690	88	78	-	-	343	9	231	-	94	-	1,533

Individually evaluated for impairment:
Recorded investment	$3,156	135	-	-	-	318	-	38	-	-	-	3,647
Balance in allowance for loan losses	$30	-	-	-	-	-	-	-	-	-	-	30

Collectively evaluated for impairment:
Recorded investment	$56,831	6,154	7,847	1,006	24	10,089	3,043	7,483	578	1,428	-	94,483
Balance in allowance for loan losses	$660	88	78	-	-	343	9	231	-	94	-	1,503

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the loan credit quality at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Account	Other	Total
At December 31, 2013:
Grade:
Pass	$46,775	5,293	18,189	381	296	8,464	3,958	7,029	622	1,008	92,015
Special mention	483	-	-	-	-	75	4	13	-	28	603
Substandard	3,371	-	-	-	-	278	38	58	-	166	3,911

Total	$50,629	5,293	18,189	381	296	8,817	4.000	7,100	622	1,202	96,529

At December 31, 2012:
Grade:
Pass	55,104	6,202	7,847	1,006	24	9,935	3,010	7,473	578	1,428	92,607
Special mention	923	-	-	-	-	26	14	4	-	-	967
Substandard	3,960	87	-	-	-	446	19	44	-	-	4,556

Total	$59,987	6,289	7,847	1,006	24	10,407	3,043	7,521	578	1,428	98,130

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2013:
Real estate loans:
One-to-four family	$912	494	-	1,406	48,226	997	50,629
Lot loans	-	35	-	35	5,238	20	5,293
Commercial	-	-	-	-	18,189	-	18,189
Construction	-	-	-	-	381	-	381
Commercial loans	-	-	-	-	296	-	296
Consumer loans:
Home equity	123	72	-	195	8,553	69	8,817
Automobile	2	4	-	6	3,956	38	4,000
Credit cards and unsecured	63	13	-	76	7,011	13	7,100
Deposit account	-	-	-	-	622	-	622
Other	130	29	-	159	877	166	1,202

Total	$1,230	647	-	1,877	93,349	1,303	96,529

At December 31, 2012:
Real estate loans:
One-to-four family	1,310	611	-	1,921	56,033	2,033	59,987
Lot loans	96	-	-	96	6,106	87	6,289
Commercial	-	-	-	-	7,847	-	7,847
Construction	-	-	-	-	1,006	-	1,006
Commercial loans	-	-	-	-	24	-	24
Consumer loans:
Home equity	527	110	-	637	9,612	158	10,407
Automobile	-	14	-	14	3,010	19	3,043
Credit cards and unsecured	146	-	-	146	7,365	10	7,521
Deposit account	-	-	-	-	578	-	578
Other	100	-	-	100	1,328	-	1,428

Total	$2,179	735	-	2,914	92,909	2,307	98,130

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2013:
Real estate loans:
One-to-four family	$1,468	1,578	1,467	1,467	68	2,935	3,045	68
Lot loans	-	-	-	-	-	-	-	-
Consumer loans:
Home equity	236	265	45	45	3	281	310	3
Credit card and unsecured	31	37	16	16	3	47	53	3

	$1,735	1,880	1,528	1,528	74	3,263	3,408	74

At December 31, 2012:
Real estate loans:
One-to-four family	2,625	2,902	531	531	30	3,156	3,433	30
Lot loans	135	356	-	-	-	135	356	-
Consumer loans:
Home equity	318	476	-	-	-	318	476	-
Credit card and unsecured	38	44	-	-	-	38	44	-

	$3,116	3,778	531	531	30	3,647	4,309	30

As of December 31, 2013 and 2012, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment as well as all troubled debt restructurings ("TDR") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates).

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2013:
Real estate loans:
One-to-four family	$3,076	92	95
Lot loans	18	-	-
Consumer loans:
Home equity	268	6	6
Credit card and unsecured	36	1	1

Total	$3,398	99	102

For the Year Ended December 31, 2012:
Real estate loans:
One-to-four family	3,604	92	98
Lot loans	73	2	31
Consumer loans:
Home equity	402	8	9
Credit card and unsecured	31	-	-

Total	$4,110	102	138

Troubled debt restructurings entered into are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
Year Ended December 31, 2013:
Real estate mortgage loans-
One-to-four family-
Modified interest rates	3	$952	952
Consumer loans-
Home equity-
Modified interest rates	1	45	45
Credit card and unsecured-
Modified interest rates	1	17	17

	5	$1,014	1,014

Year Ended December 31, 2012:
Real estate mortgage loans-
One-to-four family-
Modified interest rates	4	721	721
Consumer loans-
Credit card and unsecured-
Modified interest rates	1	49	49

	5	$770	770

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued

The allowance for loan losses on residential real estate and consumer loans that have been restructured and are considered TDR’s is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.  The Company has not had any TDR’s which were restructured during the 2013 or 2012 that subsequently defaulted in the same year.

(5)  Premises and Equipment
Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2013	2012

Land	$1,125	528
Buildings and improvements	5,574	4,341
Furniture and equipment	4,233	4,399

Total, at cost	10,932	9,268

Less accumulated depreciation	5,825	5,947

Premises and equipment, net	$5,107	3,321

Certain facilities are leased under operating leases. Rental expense was $196,000 and $192,000 for the years ended December 31, 2013 and 2012, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2014	$172
2015	154
2016	79
2017	27

$432

On September 26, 2013, the Company purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank for an aggregate purchase price of $2.1 million.  One branch location was opened on January 15, 2014 and the Company anticipates opening the other branch in late 2014.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)  Foreclosed Real Estate
Expenses applicable to foreclosed real estate are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Write-down of foreclosed real estate	$29	132
Operating expenses	181	302

	$210	434

(7)  Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $8.1 million and $8.5 million at December 31, 2013 and 2012, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2014	$21,520
2015	3,900
2016	1,101
2017	1,260
2018	790

$28,571

Interest expense details are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Money-market deposit accounts	$139	146
Savings accounts	105	171
Time deposits	162	236

	$406	553

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)  Line of Credit

The Company also has an unsecured federal funds line of credit for $4.5 million with a correspondent bank and a $14.5 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2013 and 2012, the Company had no outstanding balances on these lines.

(9)  Off-Balance-Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheets.  The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at the dates indicated follows (in thousands):

At December 31,
2013
Unused lines of credit (rates range from
3.93% to 15.45%)	$15,274

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At December 31, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (Level 1)	$14,455	14,455	26,909	26,909
Securities held to maturity (Level 2)	26,624	25,956	15,441	15,658
Loans (Level 3)	95,479	95,617	95,335	95,228
Federal Home Loan Bank stock (Level 3)	177	177	218	218
Accrued interest receivable (Level 3)	311	311	367	367

Financial liabilities:
Deposits (Level 3)	122,060	118,443	112,662	119,741

Off-balance-sheet financial instruments (Level 3)	-	-	-	-

(11)  Income Taxes
The components of income taxes (benefit) for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$25	-
State	-	-

Total current	25	-

Deferred:
Federal	130	(297)
State	26	(51)

Total deferred	156	(348)

Income taxes (benefit)	$181	(348)

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The reasons for the differences between the statutory Federal income tax rate and the effective tax rate at the dates indicated are as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Loss
Income taxes (benefit) at Federal
statutory rate	$193	34.0%	$(297)	34.0%
Increase in income tax benefit resulting from-
State taxes, net of Federal tax	17	3.0	(51)	5.7
Other	(29)	(5.0)	-	-

Total	$181	32.0%	$(348)	39.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated are presented below (in thousands):

	At December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$487	567
Net operating loss carryforwards	1,556	1,654
Other	83	21
Nonaccrual interest	426	384
Foreclosed property expenses	15	137
Premises and equipment	38	-
Stock option expense	42	-

Total deferred tax assets	2,647	2,763

Deferred tax liabilities:
Mortgage service rights	(91)	-
Premises and equipment	-	(51)

Total deferred tax liabilities	(91)	(51)

Net deferred tax asset	$2,556	2,712

At December 31, 2013, the Company has net operating loss carryforwards of approximately $4.1 million, available to offset future taxable income. The carryforward will begin to expire in 2028.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2010.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)  Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(13)  Related Parties
The Company makes loans to and accepts deposits from its executive officers and directors and their related entities. The activity for the periods shown is as follows (in thousands):

	Year Ended December 31,
	2013	2012

Loans at beginning of year	$149	152
Additions	9	18
Repayments	(126)	(21)

Loans at end of year	$32	149

Deposits at end of year	$123	584

(14)  Employee Benefit Plans

The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. For the tax year 2013, eligible employees could contribute up to $17,500 of their compensation to the plan on a pre-tax basis. This limit stays at $17,500 for the tax year ending December 31, 2014.  Employer matching contributions were made at 100 percent of the employee contribution up to five percent. Employer contributions to the 401(k) plan were approximately $105,000 and $98,000 for 2013 and 2012, respectively.

(15)  Employee Stock Ownership Plan ("ESOP")

Effective April 5, 2011, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company.  The note bears interest at a fixed rate of 4.25% and is payable in annual installments and is due in 2021.  The ESOP expense was $46,000 for the year ended December 31, 2013 and $76,000 for the year ended December 31, 2012.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan

On May 23, 2012, the Company’s stockholders approved its 2012 Equity Incentive Plan. The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten to fifteen year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2011	-	$-
Granted	91,000	10.75
Forfeited	(1,000)	10.75

Outstanding at December 31, 2012	90,000	10.75
Granted	7,000	16.75
Forfeited	(9,500)	10.75

Outstanding at December 31, 2013	87,500	$11.23	13.38years

Exercisable at December 31, 2013	10,000	$10.75	8.95years	7.5

At December 31, 2013, there was approximately $248,000 unrecognized compensation expense related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of fifty-eight months.  The total fair value of shares vesting and recognized as compensation expense was $87,000 and $2,000 for the years ended December 31, 2013 and 2012, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended 2013 and 2012:

	2013	2012

Risk-free interest rate	2.47%	.73-1.44%
Dividend yield	-	-
Expected stock volatility	21.38%	26.05%
Expected life in years	9	5.5-9
Per share grant-date fair value of options issued
during the year	$5.66	$2.75-3.76

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan, Continued

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

The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restriction period for these shares is five years. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $24,000 in 2013. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the years then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2012	-	$-
Issued	42,500	16.75

Outstanding at December 31, 2013	42,500	$16.75

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $688,000 at December 31, 2013.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2018.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2013 and 2012 are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses Recorded During the Year
At December 31, 2013:
One-to four-family	$2,866	-	-	2,866	179	128
Home equity	278	-	-	278	31	8
Credit cards and unsecured	45	-	-	45	9	3

Total	$3,189	-	-	3,189	219	139

At December 31, 2012:
One-to four-family	$2,160	-	-	2,160	308	232
Lot loans	52	-	-	52	221	103
Home equity	256	-	-	256	158	112
Credit cards and unsecured	38	-	-	38	6	6

Total	$2,506	-	-	2,506	693	453

Foreclosed assets is recorded at fair value less estimated costs to sell.  Foreclosed assets which is measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2013-
Foreclosed assets	$724	-	-	724	44	22

At December 31, 2012-
Foreclosed assets	$1,878	-	-	1,878	137	95

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual regulatory capital amounts and percentages at December 31, 2013 and 2012 are presented in the table (dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2013:
Total Capital to Risk-
Weighted Assets	$19,104	21.53%	$7,097	8.00%	$8,872	10.00%
Tier I Capital to Risk-
Weighted Assets	17,993	20.28	3,549	4.00	5,323	6.00
Tier I Capital
to Total Assets	17,993	12.67	5,681	4.00	7,102	5.00

At December 31, 2012:
Total Capital to Risk-
Weighted Assets	18,406	20.96	7,027	8.00	8,783	10.00
Tier I Capital to Risk-
Weighted Assets	17,302	19.70	3,514	4.00	5,270	6.00
Tier I Capital
to Total Assets	17,302	11.96	5,787	4.00	7,235	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information
The Holding Company's financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2013	2012
Assets

Cash	$2,162	4,761
Investment in subsidiary	20,540	20,030
Loans	972	-
Deferred income taxes	57	26
Other assets	-	119

Total assets	$23,731	24,936

Liabilities and Stockholders' Equity

Other liabilities	17	1
Stockholders' equity	23,714	24,935

Total liabilities and stockholders' equity	$23,731	24,936

Condensed Statements of Operations
	Year Ended December 31,
	2013	2012

Revenues	$47	49
Expenses	(136)	(100)

(Loss) before earnings (loss) of subsidiary	(89)	(51)

Net earnings (loss) of subsidiary	443	(515)

Earnings (loss) before income taxes (benefit)	354	(566)

Income taxes (benefit)	(31)	(38)

Net earnings (loss)	$385	(528)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows
	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$385	(528)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
ESOP compensation expense	47	76
Decrease in investment in subsidiary due to ESOP
compensation	44	-
Deferred income taxes	(31)	(26)
Decrease in other assets	119	(42)
Increase (decrease) in other liabilities	16	(10)
Equity in undistributed (earnings) loss of subsidiary	(443)	515

Net cash provided by (used in) operating activities	137	(15)

Cash flows used in investing activity-
Loan purchase, net of repayments	(972)	-

Cash flows from financing activity-
Repurchase of common stock	(1,764)	-

Net cash provided by financing activities	(1,764)	-

Net decrease in cash	(2,599)	(15)

Cash at beginning of the year	4,761	4,776

Cash at end of year	$2,162	4,761

Supplemental disclosure of cash flow information:
Noncash transactions-
Stock-based compensation expense of subsidiary	$111	2

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9(A). Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)      Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014,  except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the executive officers of the Company and Sunshine Savings Bank is contained under the caption “Executive Officers” under Part I, Item 1 of this Form 10-K and incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2013 were Directors Betts (Chair), Bacon, Lyons, and Richter, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2013, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2012 Equity Incentive Plan approved by security holders	88,500	$11.22	41,823(1)

Equity Incentive Plan not approved by security holders	---	---	--

(1)	Consists of stock options and stock appreciation rights covering up to 34,945 shares of common stock and restricted stock unit awards covering up to 6,878 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2014, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
Notes to Consolidated Financial Statements

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
SUNSHINE FINANCIAL, INC.

Date: March 26, 2014	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer
Duly Authorized Representative)

KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 26, 2014
/s/ Benjamin F. Betts, Jr. Benjamin F. Betts, Jr., Chairman of the Board and Director	Date: March 26, 2014
/s/ Patrick E. Lyons Patrick E. Lyons, Director	Date: March 26, 2014
/s/ Doris K. Richter Doris K. Richter, Director	Date: March 26, 2014
/s/ Fred G. Shelfer Fred G. Shelfer, Director	Date: March 26, 2014
/s/ Robert K. Bacon Robert K. Bacon, Director	Date: March 26, 2014
/s/ Joyce E. Chastain Joyce E. Chastain, Director	Date: March 26, 2014
/s/ Brian P. Baggett Brian P. Baggett, Director	Date: March 26, 2014
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 26, 2014

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2
Bylaws, as amended, of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2013 (File No. 000-54280))

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

10.6
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