Form 10-Q
period 2014-03-31
Sunshine Financial Inc
filed 2014-05-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 14, 2014, there were issued and outstanding 1,153,510 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Three-Month Periods Ended March 31, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Three-Month Periods Ended March 31, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At March 31, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$1,487	620
Interest-bearing deposits with banks	12,503	13,835

Cash and cash equivalents	13,990	14,455

Securities held to maturity (fair value of $29,023 and $25,956)	29,558	26,624
Loans, net of allowance for loan losses of $1,213 and $1,294	96,880	95,479
Premises and equipment, net	5,078	5,107
Federal Home Loan Bank stock, at cost	130	177
Deferred income taxes	2,572	2,556
Accrued interest receivable	321	311
Foreclosed real estate	583	724
Other assets	1,208	1,069

Total assets	$150,320	146,502

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$24,849	23,435
Money-market deposit accounts	34,599	33,000
Savings accounts	38,752	37,054
Time deposits	27,794	28,571

Total deposits	125,994	122,060

Official checks	384	364
Advances by borrowers for taxes and insurance	132	1
Other liabilities	449	363

Total liabilities	126,959	122,788

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,153,510 and 1,174,454 shares issued and outstanding at March 31, 2014 and December 31, 2013	11	11
Additional paid in capital	9,435	9,789
Retained earnings	14,649	14,670
Unearned Employee Stock Ownership Plan shares	(734)	(756)

Total stockholders' equity	23,361	23,714

Total liabilities and stockholders’ equity	$150,320	146,502

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans	$1,284	1,369
Securities	152	80
Other	6	16

Total interest income	1,442	1,465

Interest expense-deposits	93	107

Net interest income	1,349	1,358

Provision (credit) for loan losses	50	(48)

Net interest income after provision (credit) for loan losses	1,299	1,406

Noninterest income:
Fees and service charges on deposit accounts	401	495
Gain on loan sales	27	81
Gain on sale of foreclosed real estate	-	129
Fees and charges on loans	22	8
Other	10	42

Total noninterest income	460	755

Noninterest expenses:
Salaries and employee benefits	873	885
Occupancy and equipment	294	283
Data processing services	203	189
Professional fees	126	191
Federal Deposit Insurance Corporation insurance	26	30
Advertising and promotion	16	20
Stationery and supplies	18	23
Telephone communications	41	44
Foreclosed real estate	16	50
Credit card expense	33	32
Other	150	219

Total noninterest expenses	1,796	1,966

(Loss) earnings before income taxes (benefit)	(37)	195

Income taxes (benefit)	(16)	74

Net (loss) earnings	$(21)	121

Basic (loss) earnings per common share	$(0.02)	0.10

Diluted (loss) earnings per common share	$(0.02)	0.10

Dividends per share	$-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2014 and 2013 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	121	-	121

Stock based compensation expense (unaudited)	-	-	12	-	-	12

Common stock allocated to ESOP participants (unaudited)	-	-	(4)	-	21	17

Balance, March 31, 2013 (unaudited)	1,234,454	$12	11,489	14,406	(822)	25,085

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(21)	-	(21)

Stock based compensation expense (unaudited)	-	-	48	-	-	48

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(19)	-	22	3

Balance, March 31, 2014 (unaudited)	1,153,510	$11	9,435	14,649	(734)	23,361

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(21)	121
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	92	130
Provision (credit) for loan losses	50	(48)
Deferred income taxes (benefit)	(16)	74
Net amortization of premiums/discounts on securities	11	19
Net amortization of deferred loan fees and costs	13	5
Loans originated for sale	(1,072)	(3,670)
Proceeds from loans sold	1,174	4,428
Gain on sale of loans	(27)	(81)
ESOP compensation expense	3	17
Share-based compensation expense	48	12
(Increase) decrease in accrued interest receivable	(10)	18
(Increase) decrease in other assets	(157)	53
Gain on sale of foreclosed real estate	-	(129)
Write-down of foreclosed real estate	25	7
Amortization of loan servicing rights	18	-
Increase in official checks	20	25
Net increase in advances by borrowers for taxes and insurance	131	73
Increase in other liabilities	86	41
Net cash provided by operating activities	368	1,095
Cash flows from investing activities:
Purchases of securities held-to-maturity	(3,910)	-
Principal pay-downs on held-to-maturity securities	965	885
Net (increase) decrease in loans	(1,539)	1,780
Net purchases of premises and equipment	(63)	(52)
Redemption of Federal Home Loan Bank stock	47	41
Proceeds from sale of foreclosed real estate	128	827
Capital expenditures for foreclosed real estate	(12)	-
Net cash (used in) provided by investing activities	(4,384)	3,481

Cash flows from financing activities:
Net increase in deposits	3,934	2,678
Repurchase of common stock	(383)	-
Net cash provided by financing activities	3,551	2,678

(Decrease) increase in cash and cash equivalents	(465)	7,254
Cash and cash equivalents at beginning of period	14,455	26,909
Cash and cash equivalents at end of period	$13,990	34,163

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-
Interest	$93	106

Noncash transaction-
Transfer from loans to foreclosed real estate	$-	358

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

The Holding Company's only business is the operation of the Bank.  The Bank through its five banking offices provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty, credit life and disability insurance products associated with loan products. Collectively the entities are referred to as the "Company."

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three-month period ended March 31, 2014 should not be considered as indicative of results for a full year.

2.      Recent Accounting Standards Update

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning January 1, 2015.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.      Recent Accounting Standards Update, Continued
Recent Regulatory Developments

Basel III Legislation.  On July 2, 2013, the Federal Reserve Board ("FRB") approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier I capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. In July 2013, the federal regulators approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The federal regulators rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us.

3.      (Loss) Earnings Per Share

(Loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three-months ended March 31, 2014, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  For the three-months ended March 31, 2013, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2014			2013
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Earnings	Shares	Amount
Three Months Ended March 31:
Basic EPS:
Net (loss) earnings	$(21)	1,042,973	$0.02	$121	1,155,145	$0.10
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			18,623

Diluted EPS:
Net earnings (loss)	$(21)	1,042,973	$0.02	$121	1,173,768	$0.10

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2014
Mortgage-backed securities	$2,015	80	-	2,095
Collateralized mortgage obligations	27,543	29	(644)	26,928

Total	$29,558	109	(644)	29,023

At December 31, 2013
Mortgage-backed securities	2,167	88	-	2,255
Collateralized mortgage obligations	24,457	34	(790)	23,701

Total	$26,624	122	(790)	25,956

There were no securities pledged at March 31, 2014 or December 31, 2013.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2014:
Collateralized mortgage obligations	$393	21,414	251	4,248

The unrealized losses on twenty-three securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Real estate mortgage loans:
One-to four-family	$49,900	50,629
Lot	4,828	5,293
Commercial real estate	21,380	18,189
Construction	549	381

Total real estate loans	76,657	74,492

Commercial loans	597	296

Consumer loans:
Home equity	8,426	8,817
Automobile	3,967	4,000
Credit cards and unsecured	6,741	7,100
Deposit account	588	622
Other	1,092	1,202

Total consumer loans	20,814	21,741

Total loans	98,068	96,529

Add (deduct):
Loans in process	112	318
Deferred fees and discounts	(87)	(74)
Allowance for losses	(1,213)	(1,294)

Total loans, net	$96,880	95,479

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  We will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot	Commercial Real Estate	Constru- ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Total
Three Months Ended March 31, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	82	1,294
Provision (credit) for loan loss	39	(38)	41	-	4	(7)	10	(22)	-	23	50
Charge-offs	(79)	-	-	-	-	(10)	(5)	(41)	-	(40)	(175)
Recoveries	-	-	-	-	-	1	-	43	-	-	44

Ending balance	$565	55	204	1	9	130	17	167	-	65	1,213

Three Months Ended March 31, 2013:
Beginning balance	690	88	78	-	-	343	9	231	-	94	1,533
Provision (credit) for loan loss	122	26	9	-	2	(219)	2	-	-	10	(48)
Charge-offs	(14)	(22)	-	-	-	(2)	-	(28)	-	(9)	(75)
Recoveries	2	-	-	-	-	193	-	22	-	-	217

Ending balance	$800	92	87	-	2	315	11	225	-	95	1,627

At March 31, 2014:
Individually evaluated for impairment:
Recorded investment	$2,959	-	-	-	-	274	-	45	-	-	3,278
Balance in allowance for loan losses	$57	-	-	-	-	3	-	2	-	-	62

Collectively evaluated for impairment:
Recorded investment	$46,941	4,828	21,380	549	597	8,152	3,967	6,696	588	1,092	94,790
Balance in allowance for loan losses	$508	55	204	1	9	127	17	165	-	65	1,151

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$2,935	-	-	-	-	281	-	47	-	-	3,263
Balance in allowance for loan losses	$68	-	-	-	-	3	-	3	-	-	74

Collectively evaluated for impairment:
Recorded investment	$47,694	5,293	18,189	381	296	8,536	4,000	7,053	622	1,202	93,266
Balance in allowance for loan losses	$537	93	163	1	5	143	12	184	-	82	1,220
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality (in thousands):

Credit Risk
Profile by Internally	One to Four		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At March 31, 2014:
Grade:
Pass	$46,071	4,774	21,380	549	597	8,060	3,930	6,662	588	1,068	93,679
Special mention	345	-	-	-	-	28	-	14	-	-	387
Substandard	3,484	54	-	-	-	338	37	65	-	24	4,002
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$49,900	4,828	21,380	549	597	8,426	3,967	6,741	588	1,092	98,068

At December 31, 2013:
Grade:
Pass	46,775	5,293	18,189	381	296	8,464	3,958	7,029	622	1,008	92,015
Special mention	483	-	-	-	-	75	4	13	-	28	603
Substandard	3,371	-	-	-	-	278	38	58	-	166	3,911
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$50,629	5,293	18,189	381	296	8,817	4,000	7,100	622	1,202	96,529

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2014:
Real estate loans:
One-to four-family	$1,068	-	-	1,068	47,458	1,374	49,900
Lot	-	-	-	-	4,774	54	4,828
Commercial	-	-	-	-	21,380	-	21,380
Construction	-	-	-	-	549	-	549
Commercial loans	-	-	-	-	597	-	597
Consumer loans:
Home equity	130	44	-	174	8,095	157	8,426
Automobile	35	-	-	35	3,905	27	3,967
Credit cards and unsecured	67	14	-	81	6,640	20	6,741
Deposit account	-	-	-	-	588	-	588
Other	12	-	-	12	1,056	24	1,092

Total	$1,312	58	-	1,370	95,042	1,656	98,068

At December 31, 2013:
Real estate loans:
One-to four-family	912	494	-	1,406	48,226	997	50,629
Lot	-	35	-	35	5,238	20	5,293
Commercial	-	-	-	-	18,189	-	18,189
Construction	-	-	-	-	381	-	381
Commercial loans	-	-	-	-	296	-	296
Consumer loans:
Home equity	123	72	-	195	8,553	69	8,817
Automobile	2	4	-	6	3,956	38	4,000
Credit cards and unsecured	63	13	-	76	7,011	13	7,100
Deposit account	-	-	-	-	622	-	622
Other	130	29	-	159	877	166	1,202

Total	$1,230	647	-	1,877	93,349	1,303	96,529

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2014:
Real estate loans:
One-to four-family	$1,503	1,656	1,456	1,456	57	2,959	3,112	57
Consumer loans:
Home equity	230	259	44	44	3	274	303	3
Credit card and unsecured	29	35	16	16	2	45	51	2

	$1,762	1,950	1,516	1,516	62	3,278	3,466	62

At December 31, 2013:
Real estate loans:
One-to four-family	1,468	1,578	1,467	1,467	68	2,935	3,045	68
Consumer loans:								-
Home equity	236	265	45	45	3	281	310	3
Credit card and unsecured	31	37	16	16	3	47	53	3

	$1,735	1,880	1,528	1,528	74	3,263	3,408	74

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2014:
Real estate loans:
One-to four-family	$2,938	21	21
Consumer loans:
Home equity	281	2	2
Credit card and unsecured	47	-	-

Total	$3,266	23	23

For the Three Months Ended March 31, 2013:
Real estate loans:
One-to four-family	3,181	17	26
Lot loans	32	-	-
Consumer loans:
Home equity	294	2	2
Credit card and unsecured	36	-	-

Total	$3,543	19	28

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.      Loans, Continued

The Company had no troubled debt restructurings entered into during the three months ended March 31, 2014 and one troubled debt restructure totaling $698,000 for the three months ended March 31, 2013.  The Company has not had any troubled debt restructurings which were restructured during the last twelve months that subsequently defaulted during the period ended March 31, 2014.

6.      Lines of Credit

The Company has an unsecured federal funds line of credit for $4.4 million with a correspondent bank and a $14.5 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2014 and December 31, 2013, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2014 (in thousands):

Contract
Amount

Unused lines of credit	$15,766

Commitments to extend credit	$438

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.           Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$13,990	13,990	1	14,455	14,455	1
Securities held to maturity	29,558	29,023	2	26,624	25,956	2
Loans	96,880	97,052	3	95,479	95,617	3
Federal Home Loan Bank stock	130	130	3	177	177	3
Accrued interest receivable	321	321	3	311	311	3

Financial liabilities:
Deposits	125,994	122,205	3	122,060	118,443	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2014 ("2013 Form 10-K").

9.  Employee Stock Ownership Plan

Effective April 5, 2011, upon closing of the stock offering, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $12,000 for the three-months ended March 31, 2014 and $26,000 for the three-months ended March 31, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan

On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan. The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten to fifteen year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75	-	-

Outstanding at March 31, 2013	90,000	$10.75	-	-

Outstanding at December 31, 2013	87,500	11.23	-	-
Forfeited	(2,000)	10.75	-	-

Outstanding at March 31, 2014	85,500	$11.24	13.11 years	-

Exercisable at March 31, 2014	10,000	$10.75	8.70 years	63,000

At March 31, 2014, there was approximately $224,000 unrecognized compensation expense related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of fifty-five months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for the three-months ended March 31, 2014 and 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan, Continued

The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $36,000 for the three months ended March 31, 2014. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the period then ended are presented below:
	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2012	-	$-
Issued November 19, 2013	42,500	16.75

Outstanding at December 31, 2013	42,500	16.75

Outstanding at March 31, 2014	42,500	$16.75

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $653,000 at March 31, 2014.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2018.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2014:
One-to four-family	$2,901	-	-	2,901	211	32
Home equity	272	-	-	272	31	-
Credit cards and unsecured	43	-	-	43	9	-

Total	$3,216	-	-	3,216	251	32

At December 31, 2013:
One-to four-family	$2,866	-	-	2,866	179	128
Home equity	278	-	-	278	31	8
Credit cards and unsecured	45	-	-	45	9	3

Total	$3,189	-	-	3,189	219	139

Foreclosed real estate is recorded at fair value less estimated costs to sell. Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2014:
Foreclosed real estate	$583	-	-	583	66	25

At March 31, 2013:
Foreclosed real estate	$1,531	-	-	1,531	38	7

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of March 31, 2014, that the Bank met all capital adequacy requirements to which it was subject.

At March 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2014:
Total Capital to Risk-
Weighted Assets	$19,213	20.75%	$7,407	8.00%	$9,259	10.00%
Tier I Capital to Risk-
Weighted Assets	18,055	19.50	3,704	4.00	5,555	6.00
Tier I Capital
to Total Assets	18,055	12.30	5,872	4.00	7,340	5.00

At December 31, 2013:
Total Capital to Risk-
Weighted Assets	19,104	21.53	7,097	8.00	8,872	10.00
Tier I Capital to Risk-
Weighted Assets	17,993	20.28	3,549	4.00	5,323	6.00
Tier I Capital
to Total Assets	17,993	12.67	5,681	4.00	7,102	5.00

(continued)

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General

Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Savings Bank. Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of Sunshine Saving Bank's conversion and reorganization from a non-stock mutual holding company to a stock holding company structure.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Savings Bank, as the context requires.

We currently operate out of five full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, commercial real estate, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

In September 2013, we purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank as future branch locations of Sunshine Savings Bank.  On January 15, 2014, we opened a new branch at one of these locations, with the second branch anticipated to open at the other location during the fourth quarter of 2014.  The branch opened in January 2014 is located at 503 Appleyard Drive, Tallahassee, FL and is situated directly across from Tallahassee Community College and the Lively Technical Institute.  This branch is also in the same market area as the Leon County School Board, the Leon County Sheriff’s Department as well as the Leon County and City of Tallahassee Maintenance Departments.  The second location, which is expected to open during the fourth quarter of 2014, is located at 3641 Coolidge Ct., Tallahassee, FL, in the rapidly growing section of Southwood, which is anchored by various agencies of the State of Florida Government.  Sunshine Savings Bank does not have any banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to our future growth and profitability.

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

Sunshine Financial is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency ("OCC").  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC").

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Management believes that its critical accounting policies include, determining the allowance for loan losses, accounting for deferred income taxes as well as the valuation of foreclosed assets.  Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in our 10-K.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the periods ended March 31, 2014 or 2013.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.  Total assets increased $3.8 million, or 2.6%, to $150.3 million at March 31, 2014 from $146.5 million at December 31, 2013. The increase in total assets was due primarily to increases in securities held to maturity and loans.  Our securities held to maturity increased $2.9 million and loans increased $1.4 million since December 31, 2013.  The net increase in assets was funded by a $3.9 million increase in deposits.

Loans.  Our net loan portfolio increased $1.4 million, to $96.9 million at March 31, 2014 from $95.5 million at December 31, 2013.  The increase in loans was due to a $3.2 million, or 17.5%, increase in commercial real estate loans, as well as a $301,000 increase in commercial business loans and a $168,000 increase in construction loans, which is consistent with our strategy to originate higher yielding loans and to diversify our portfolio.  The increases in the aforementioned loans were partially offset by a $729,000 decrease in one- to four-family loans and a $927,000 decrease in consumer loans.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the three-months ended March 31, 2014, we originated $1.1 million of one- to four-family mortgage loans for sale, and $1.2 million were sold to Freddie Mac at a gain on sale of $27,000.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2014 was $1.2 million, or 1.22% of loans, compared to $1.3 million, or 1.35% of loans, at December 31, 2013.  Nonperforming loans increased slightly to $1.7 million at March 31, 2014 from $1.3 million at December 31, 2013.  Nonperforming loans to total loans increased to 1.69% at March 31, 2014 from 1.35% at December 31, 2013.  Loans on nonaccrual which were less than ninety days past due totaled $302,000 at March 31, 2014 compared to $457,000 million at December 31, 2013.

Deposits.  Total deposits increased $3.9 million, or 3.2%, to $126.0 million at March 31, 2014 from $122.1 million at December 31, 2013.  This increase was due to increases in noninterest bearing deposits, money market accounts and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity decreased $353,000 to $23.4 million at March 31, 2014.  This decrease was due to stock-based compensation of $48,000, ESOP compensation expense of $3,000, offset by a net loss of $21,000 and $383,000 in stock buy-backs for the three-months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014				2013
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$96,343		$1,284	5.33%	$93,140		$1,369	5.88%
Investments held to maturity	28,382		152	2.14	15,007		80	2.13
Other interest-earning assets (2)	9,420		6	0.25	26,461		16	0.25

Total interest-earning assets	134,145		1,442	4.30	134,608		1,465	4.35

Noninterest-earning assets	11,437				10,929

Total assets	$145,582				$145,537

Interest-bearing liabilities:
MMDA and statement savings	71,582		60	0.34	67,300		63	0.37
Time deposits	28,251		33	0.47	31,101		44	0.57

Total interest-bearing liabilities	99,833		93	0.37	98,401		107	0.44

Noninterest-bearing liabilities	22,398				22,173
Equity	23,351				24,963

Total liabilities and equity	$145,582				$145,537

Net interest income			$1,349				$1,358

Net interest rate spread (3)				3.93%				3.91%

Net interest margin (4)				4.02%				4.04%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34	x			1.37	x

__________________________________
(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2014 and 2013

General. Net loss for the three months ended March 31, 2014 was $21,000 compared to net earnings of $121,000 for the three months ended March 31, 2013, resulting in an annualized return on average assets of (0.06)% for the three months ended March 31, 2014 and 0.33% for the three months ended March 31, 2013.  The decrease in net earnings was due primarily to a decrease in noninterest income, an increase in the provision for loan losses, partially offset by an decrease in our noninterest expense.

Net Interest Income.  Net interest income decreased $9,000, or 0.7%, to $1,349,000 for the three months ended March 31, 2014 from $1,358,000 for the same period in 2013, primarily due to the 55 basis point decline in the average rate of our loan portfolio, partially offset by our lower cost of deposits.  Our net interest rate spread increased to 3.93% for the three months ended March 31, 2014 from 3.91% for the same period in 2013, while our net interest margin decreased to 4.02% at March 31, 2014 from 4.04% at March 31, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2014 decreased to 1.34, from 1.37 for the three months ended March 31, 2013.

Interest Income. Interest income for the three months ended March 31, 2014 decreased $23,000, or 1.6%, to $1,442,000 from $1,465,000 for the same period ended March 31, 2013.  The decrease in interest income for the three months ended March 31, 2014 was primarily due to lower rates on loans, partially offset by higher balances of investments held to maturity.  The average rate on loans receivable decreased to 5.33% for the three months ended March 31, 2014 compared to 5.88% for the three months ended March 31, 2013.  Average investments held to maturity increased to $28.4 million for the three months ended March 31, 2014 compared to $15.0 million for the three months ended March 31, 2013.

Interest Expense. Interest expense for the three months ended March 31, 2014 was $93,000 compared to $107,000 for the same period in 2013, a decrease of $14,000 or 13.1%.  The decrease was primarily the result of decrease in the average rate paid on deposits.  The average balance of time deposits decreased to $28.3 million for the three month period ended March 31, 2014 from $31.1 million for the same period in 2013 and the average rate paid on certificates of deposit decreased to 0.47% from 0.57%. The total cost of funds for the three months ended March 31, 2014 decreased to 0.37% from 0.44% for the three months ended March 31, 2013.

Provision for Loan Losses.  We recorded a provision for loan losses of $50,000 for the three months ended March 31, 2014 compared to a credit of $48,000 for the three months ended March 31, 2013.  The provision for loan losses reflected historical and expected future loan losses, the slight increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended March 31, 2014 were $131,000 compared to a net recoveries of $142,000 for the three months ended March 31, 2013. Nonperforming loans to total loans at March 31, 2014 were 1.69% compared to 1.35% at March 31, 2013.  The allowance for loan losses to net loans was 1.25% at March 31, 2014 compared to 1.36% at December 31, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2014 and 2013, Continued

Management considers the allowance for loan losses at March 31, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2014 decreased $295,000, or 39.1%, to $460,000 compared to $755,000 for the same period in 2013. The gain on loan sales decreased $54,000, the gain on sale of foreclosed assets decreased $129,000  and service charges on deposit accounts decreased $94,000 for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The primary cause for the decrease in the gain on loan sales was a decrease in the volume of loans sold to FHLMC.  There was no gain on sale of foreclosed assets during the three months ended March 31, 2014.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2014 decreased $170,000, or 8.7%, to $1,796,000 compared to $1,966,000 for the same period in 2013.  The largest decreases were in other expenses and professional fees.  The decrease in other expenses was primarily due to lower other loan expense and debit card losses.  The decrease in professional fees expense primarily was due to a decrease in legal fees associated with settlement of a former lawsuit in which the Bank was the plaintiff.

Income Taxes. For the three months ended March 31, 2014, we recorded an income tax benefit of $16,000 on a before tax loss of $37,000.  For the three months ended March 31, 2013, we recorded income taxes of $74,000 on before tax earnings of $195,000.  Our effective tax rate for the three months ended March 31, 2014 was (43.2)% compared to 37.9% for the same time period in 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Not required for smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 – January 31, 2014	20,944	$18.25	20,944	---
February 1, 2014 – February 28, 2014	---	---	---	---
March 1, 2014 – March 31, 2014	---	---	---	---
Total	20,944	$18.25	20,944

On August 28, 2013, the Company announced that its board of directors authorized the Company to purchase up to 123,444 shares, or approximately 10%, of its common stock in the open market or privately negotiated transaction from time to time over a twelve month period, subject to market conditions and other factors. The stock repurchase program was completed on January 9, 2014.

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

SUNSHINE FINANICAL, INC.

Date: May 14, 2014	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2014	By:	/s/ Scott A. Swain
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

10.4	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-54280))
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

10.7
Commercial Contract for the acquisition of property located at 3641 Coolidge Ct., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.8
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