Form 10-Q
period 2014-06-30
Sunshine Financial Inc
filed 2014-08-12
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 12, 2014, there were issued and outstanding 1,153,510 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index
		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At June 30, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$1,703	620
Interest-bearing deposits with banks	11,690	13,835

Cash and cash equivalents	13,393	14,455

Securities held to maturity (fair value of $28,108 and $25,956)	28,413	26,624
Loans, net of allowance for loan losses of $1,166 and $1,294	98,003	95,479
Premises and equipment, net	5,056	5,107
Federal Home Loan Bank stock, at cost	130	177
Deferred income taxes	2,585	2,556
Accrued interest receivable	312	311
Foreclosed real estate	583	724
Other assets	1,165	1,069

Total assets	$149,640	146,502

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$24,639	23,435
Money-market deposit accounts	34,546	33,000
Savings accounts	38,619	37,054
Time deposits	27,164	28,571

Total deposits	124,968	122,060

Official checks	551	364
Advances by borrowers for taxes and insurance	178	1
Other liabilities	564	363

Total liabilities	126,261	122,788

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,153,510 and 1,174,454 shares issued and outstanding at June 30, 2014 and December 31, 2013	11	11
Additional paid in capital	9,462	9,789
Retained earnings	14,617	14,670
Unearned Employee Stock Ownership Plan shares	(711)	(756)

Total stockholders' equity	23,379	23,714

Total liabilities and stockholders’ equity	$149,640	146,502

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,297	1,328	2,580	2,697
Securities	155	77	306	157
Other	6	17	13	33

Total interest income	1,458	1,422	2,899	2,887

Interest expense	94	101	186	208

Net interest income	1,364	1,321	2,713	2,679

Provision (credit) for loan losses	50	-	100	(48)

Net interest income after provision (credit) for loan losses	1,314	1,321	2,613	2,727

Noninterest income:
Fees and service charges on deposit accounts	416	457	817	952
Gain on sale of loans	45	328	72	408
Gain on sale of foreclosed real estate	-	45	-	175
Fees and charges on loans	13	37	36	45
Other	3	105	12	147

Total noninterest income	477	972	937	1,727

Noninterest expenses:
Salaries and employee benefits	889	916	1,762	1,800
Occupancy and equipment	310	279	603	562
Data processing services	201	193	404	382
Professional fees	135	205	261	396
Federal Deposit Insurance Corporation insurance	31	31	57	61
Advertising and promotion	35	17	51	37
Stationery and supplies	29	17	46	40
Telephone and postage	40	58	81	123
Foreclosed real estate	6	64	22	115
Credit card expense	36	30	69	63
Other	124	96	276	293

Total noninterest expenses	1,836	1,906	3,632	3,872

(Loss) earnings before income taxes (benefit)	(45)	387	(82)	582

Income taxes (benefit)	(13)	153	(29)	227

Net (loss) earnings	$(32)	234	(53)	355

Basic (loss) earnings per common share	$(0.03)	0.20	(0.05)	0.31

Diluted (loss) earnings per common share	$(0.03)	0.20	(0.05)	0.30

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2014 and 2013 (Unaudited)
($ in thousands, except per share amounts)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	355	-	355

Stock based compensation expense (unaudited)	-	-	32	-	-	32

Common stock allocated to Employee Stock Ownership Plan ("ESOP") “participants (unaudited)	-	-	(11)	-	43	32

Balance, June 30, 2013 (unaudited)	1,234,454	$12	11,502	14,640	(800)	25,354

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(53)	-	(53)

Stock based compensation expense (unaudited)	-	-	95	-	-	95

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(39)	-	45	6

Balance, June 30, 2014 (unaudited)	1,153,510	$11	9,462	14,617	(711)	23,379

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(53)	355
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	185	263
Provision (credit) for loan losses	100	(48)
Deferred income taxes (benefit)	(29)	207
Net amortization of premiums/discounts on securities	20	35
Net amortization of deferred loan fees and costs	12	10
Loans originated for sale	(2,629)	(7,359)
Proceeds from loans sold	2,776	7,908
Gain on sale of loans	(72)	(408)
ESOP compensation expense	6	32
Share-based compensation expense	95	32
(Increase) decrease in accrued interest receivable	(1)	13
(Increase) decrease in other assets	(131)	17
Gain on sale of foreclosed real estate	(1)	(175)
Write-down of foreclosed real estate	25	18
Amortization of loan servicing rights	35	-
Increase (decrease) in official checks	187	(56)
Net increase in advances by borrowers for taxes and insurance	177	164
Increase in other liabilities	201	21

Net cash provided by operating activities	903	1,029
Cash flows from investing activities:
Purchases of securities held-to-maturity	(3,897)	(3,020)
Principal pay-downs on held-to-maturity securities	2,088	1,722
Net increase in loans	(2,711)	(1,791)
Net purchases of premises and equipment	(134)	(2,118)
Redemption of Federal Home Loan Bank stock	47	41
Proceeds from sale of foreclosed real estate	128	1,212
Capital improvements to foreclosed real estate	(11)	-

Net cash used in investing activities	(4,490)	(3,954)

Cash flows from financing activities:
Net increase in deposits	2,908	3,698
Repurchase of common stock	(383)	-

Net cash provided by financing activities	2,525	3,698

(Decrease) increase in cash and cash equivalents	(1,062)	773

Cash and cash equivalents at beginning of period	14,455	26,909

Cash and cash equivalents at end of period	$13,393	27,682

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	20

Interest	$186	208

Noncash transaction-
Transfer from loans to foreclosed real estate	$-	469

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Basis of Presentation

Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Savings Bank (the "Bank") (collectively the "Company") and owns all the outstanding common stock of the Bank.

The Holding Company's only business is the operation of the Bank.  The Bank through its six banking offices provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc., which was established to sell automobile warranty, credit life and disability insurance products associated with loan products.

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014 ("2013 Form 10-K").  The results for the three- and six-month periods ended June 30, 2014 should not be considered as indicative of results for a full year.

2.     Recent Accounting Standards Update

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The ASU is effective beginning January 1, 2015.  The adoption of ASU 2014-04 is not expected to impact the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.     Recent Accounting Standards Update, Continued

In June 2014, FASB issued ASU 2014-11, "Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.     (Loss) Earnings Per Share

(Loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three- and six-months ended June 30, 2014, the outstanding stock options are not considered dilutive securities due to the net losses incurred by the Company.  For the three- and six-months ended June 30, 2013, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2014			2013
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Earnings	Shares	Amount
Three Months Ended June 30:
Basic EPS:
Net (loss) earnings	(32)	1,043,428	$0.03	$234	1,156,586	$0.20
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			21,822
Diluted EPS:
Net (loss) earnings	$(32)	1,043,428	$0.03	$234	1,178,408	$0.20

Six Months Ended June 30:
Basic EPS:
Net (loss) earnings	(53)	1,083,387	$0.05	$355	1,155,762	$0.31
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			10,370
Diluted EPS:
Net (loss) earnings	$(53)	1,083,387	$0.05	$355	1,166,132	$0.30

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.     Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2014
Mortgage-backed securities	$1,871	95	-	1,966
Collateralized mortgage obligations	26,542	77	(477)	26,142

Total	$28,413	172	(477)	28,108

At December 31, 2013
Mortgage-backed securities	2,167	88	-	2,255
Collateralized mortgage obligations	24,457	34	(790)	23,701

Total	$26,624	122	(790)	25,956

There were no securities pledged at June 30, 2014 or December 31, 2013.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2014:
Collateralized mortgage obligations	$85	9,143	392	9,309

The unrealized losses on sixteen securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Real estate mortgage loans:
One-to four-family	$50,061	50,629
Lot	4,635	5,293
Commercial real estate	22,603	18,189
Construction	685	381

Total real estate loans	77,984	74,492

Commercial loans	564	296

Consumer loans:
Home equity	8,490	8,817
Automobile	3,737	4,000
Credit cards and unsecured	6,718	7,100
Deposit account	562	622
Other	1,044	1,202

Total consumer loans	20,551	21,741

Total loans	99,099	96,529

Add (deduct):
Loans in process	164	318
Deferred fees and discounts	(94)	(74)
Allowance for losses	(1,166)	(1,294)

Total loans, net	$98,003	95,479

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
An analysis of the change in the allowance for loan losses during the three- and six- month periods ended June 30, 2014 and 2013 follows (in thousands):
	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru-ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended June 30, 2014:
Beginning balance	$565	55	204	1	9	130	17	167	-	63	2	1,213
Provision (credit) for loan loss	(45)	24	(45)	-	(1)	26	7	(6)	-	(13)	103	50
Charge-offs	(50)	(24)	-	-	-	-	(2)	(37)	-	-	-	(113)
Recoveries	-	-	-	-	-	-	-	16	-	-	-	16
Ending balance	$470	55	159	1	8	156	22	140	-	50	105	1,166
Three Months Ended June 30, 2013:
Beginning balance	$800	92	87	-	2	315	11	225	-	95	-	1,627
Provision (credit) for loan loss	(44)	-	64	1	-	(54)	-	(40)	-	(8)	81	-
Charge-offs	(128)	-	-	-	-	(33)	(1)	(37)	-	-	-	(199)
Recoveries	1	-	-	-	-	1	2	20	-	-	-	24
Ending balance	$629	92	151	1	2	229	12	168	-	87	81	1,452
Six Months Ended June 30, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	(6)	(14)	(4)	-	3	19	17	(28)	-	26	87	100
Charge-offs	(129)	(24)	-	-	-	(10)	(7)	(78)	-	(40)	-	(288)
Recoveries	-	-	-	-	-	1	-	59	-	-	-	60
Ending balance	$470	55	159	1	8	156	22	140	-	50	105	1,166
Six Months Ended June 30, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	78	26	73	1	2	(273)	1	(39)	-	2	81	(48)
Charge-offs	(142)	(22)	-	-	-	(35)	(1)	(64)	-	(9)	-	(273)
Recoveries	3	-	-	-	-	194	3	40	-	-	-	240
Ending balance	$629	92	151	1	2	229	12	168	-	87	81	1,452

At June 30, 2014:
Individually evaluated for impairment:
Recorded investment	$3,765	-	-	-	-	269	-	43	-	-	-	4,077
Balance in allowance for loan losses	$47	-	-	-	-	2	-	2	-	-	-	51
Collectively evaluated for impairment:
Recorded investment	$46,296	4,635	22,603	685	564	8,221	3,737	6,675	562	1,044	-	95,022
Balance in allowance for loan losses	$423	55	159	1	8	154	22	138	-	50	105	1,115
At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$2,935	-	-	-	-	281	-	47	-	-	-	3,263
Balance in allowance for loan losses	$68	-	-	-	-	3	-	3	-	-	-	74
Collectively evaluated for impairment:
Recorded investment	$47,694	5,293	18,189	381	296	8,536	4,000	7,053	622	1,202	-	93,266
Balance in allowance for loan losses	$537	93	163	1	5	143	12	184	-	64	18	1,220

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
The following summarizes the loan credit quality by loan grade and type at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At June 30, 2014:
Grade:
Pass	$46,080	4,603	22,603	685	564	8,077	3,692	6,654	562	1,020	94,540
Special mention	209	-	-	-	-	70	24	6	-	-	309
Substandard	3,772	32	-	-	-	343	21	58	-	24	4,250
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$50,061	4,635	22,603	685	564	8,490	3,737	6,718	562	1,044	99,099

At December 31, 2013:
Grade:
Pass	46,775	5,293	18,189	381	296	8,464	3,958	7,029	622	1,008	92,015
Special mention	483	-	-	-	-	75	4	13	-	28	603
Substandard	3,371	-	-	-	-	278	38	58	-	166	3,911
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$50,629	5,293	18,189	381	296	8,817	4,000	7,100	622	1,202	96,529

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2014:
Real estate loans:
One-to four-family	$1,142	-	-	1,142	47,293	1,626	50,061
Lot	-	-	-	-	4,604	31	4,635
Commercial	-	-	-	-	22,603	-	22,603
Construction	-	-	-	-	685	-	685
Commercial loans	-	-	-	-	564	-	564
Consumer loans:
Home equity	49	100	-	149	8,200	141	8,490
Automobile	15	24	-	39	3,677	21	3,737
Credit cards and unsecured	102	7	-	109	6,591	18	6,718
Deposit account	-	-	-	-	562	-	562
Other	23	-	-	23	997	24	1,044

Total	$1,331	131	-	1,462	95,776	1,861	99,099

At December 31, 2013:
Real estate loans:
One-to four-family	912	494	-	1,406	48,226	997	50,629
Lot	-	35	-	35	5,238	20	5,293
Commercial	-	-	-	-	18,189	-	18,189
Construction	-	-	-	-	381	-	381
Commercial loans	-	-	-	-	296	-	296
Consumer loans:
Home equity	123	72	-	195	8,553	69	8,817
Automobile	2	4	-	6	3,956	38	4,000
Credit cards and unsecured	63	13	-	76	7,011	13	7,100
Deposit account	-	-	-	-	622	-	622
Other	130	29	-	159	877	166	1,202

Total	$1,230	647	-	1,877	93,349	1,303	96,529

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued
The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2014:
Real estate loans:
One-to four-family	$2,318	2,496	1,447	1,447	47	3,765	3,943	47
Consumer loans:
Home equity	225	253	44	44	2	269	297	2
Credit card and unsecured	27	33	16	16	2	43	49	2

	$2,570	2,782	1,507	1,507	51	4,077	4,289	51

At December 31, 2013:
Real estate loans:
One-to four-family	1,468	1,578	1,467	1,467	68	2,935	3,045	68
Consumer loans:								-
Home equity	236	265	45	45	3	281	310	3
Credit card and unsecured	31	37	16	16	3	47	53	3

	$1,735	1,880	1,528	1,528	74	3,263	3,408	74

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three- and six-month periods ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$3,764	$32	$32	$3,280	$35	$41
Lot loans	$-	$-	$-	$17	$-	$-
Consumer loans:
Home equity	$269	$2	$2	$273	$3	$3
Credit card and unsecured	$43	$-	$-	$35	$-	$-

Total	$4,076	$34	$34	$3,605	$38	$44

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$3,777	$60	$60	$4,113	$14	$17
Lot loans	$-	$-	$-	$84	$3	$3
Consumer loans:
Home equity	$276	$4	$4	$419	$2	$2
Credit card and unsecured	$46	$-	$-	$20	$7	$8

Total	$4,099	$64	$64	$4,636	$26	$30

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Loans, Continued

The Company had no troubled debt restructurings during the three- and six-months ended June 30, 2014. Troubled debt restructurings for the three- and six-month periods ended June 30, 2013 are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
For the Three Months Ended June 30, 2013:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	2	$302	302

For the Six Months Ended June 30, 2013:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	3	$1,000	1,000

The Company had no troubled debt restructurings which were restructured during the three or six months ended June 30, 2014 that subsequently defaulted.

6.     Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$13,393	13,393	1	14,455	14,455	1
Securities held to maturity	28,413	28,108	2	26,624	25,956	2
Loans	98,003	99,314	3	95,479	95,617	3
Federal Home Loan Bank stock	130	130	3	177	177	3
Accrued interest receivable	312	312	3	311	311	3

Financial liabilities:
Deposits	124,968	122,887	3	122,060	118,443	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.     Employee Stock Ownership Plan

Effective April 5, 2011, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the Company's initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The employer expense was $3,000 and $14,000 for the three-month periods ended June 30, 2014 and June 30, 2013, respectively.  The employer expense was $6,000 and $32,000 for the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

8.     2012 Equity Incentive Plan

On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan. The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten to fifteen year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75	-	-
Forfeited	(8,500)	10.75

Outstanding at June 30, 2013	81,500	$10.75	-	-

Outstanding at December 31, 2013	87,500	11.23	-	-
Forfeited	(5,000)	10.75	-	-

Outstanding at June 30, 2014	82,500	$11.26	12.86 years	-

Exercisable at June 30, 2014	10,000	$10.75	8.45 years	77,500

At June 30, 2014, there was approximately $201,000 of unrecognized compensation expense related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of fifty-two months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 and $23,000 for the three- and six-months ended June 30, 2014 and $21,000 and $95,000 for the three- and six-months ended June 30, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.     2012 Equity Incentive Plan, Continued

The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company's common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $36,000 and $72,000 for the three- and six-months ended June 30, 2014, respectively. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2012	-	$-
Issued November 19, 2013	42,500	16.75

Outstanding at December 31, 2013 and June 30, 2014	42,500	16.75

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $617,000 at June 30, 2014.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through October 2018.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.     Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at the dates indicated are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses (Gains) Recorded During the Period
At June 30, 2014:
One-to four-family	$3,718	-	-	3,718	227	48
Home equity	267	-	-	267	30	(1)
Credit cards and unsecured	41	-	-	41	8	(1)

Total	$4,026	-	-	4,026	265	46

At December 31, 2013:
One-to four-family	2,866	-	-	2,866	179	128
Home equity	278	-	-	278	31	8
Credit cards and unsecured	45	-	-	45	9	3

Total	$3,189	-	-	3,189	219	139

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis at the dates indicated is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2014:
Foreclosed real estate	$583	-	-	583	66	25

At December 31, 2013:
Foreclosed real estate	$724	-	-	724	44	22

10.     Regulatory Matters

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2014 of the regulatory capital requirements and the Bank's capital on a percentage basis:

Tier I capital to total average assets	12.39%

Tier I capital to risk-weighted assets	19.25%

Total capital to risk-weighted assets	20.49%

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report and our Form 10-K for the year ended December 31, 2013 filed on March 28, 2014 ("2013 Form 10-K") and our other reports filed with the SEC.

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

We currently operate out of six full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, commercial real estate, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2014 (in thousands):

Contract
Amount

Unused lines of credit	$14,879

Commitments to extend credit	$1,100

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2014, we had the capacity to borrow approximately $14.9 million from the Federal Home Loan Bank of Atlanta.  We also have lines of credit at one financial institution that would allow us to borrow up to $2.5 million at June 30, 2014.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $828,000 and $1,029,000 for the six-months ended June 30, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, was $4.4 million and $3.9 million for six-months ended June 30, 2014 and 2013, respectively.  During the six-months ended June 30, 2014 and 2013, we purchased $3.9 million and $3.0 million, respectively, in securities held to maturity.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $2.9 million for the six-months ended June 30, 2014 and $3.7 million for the six-months ended June 30, 2013.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2014, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of 12.39% of adjusted total assets, which is above the required level of 5.00%; Tier 1 capital to risk-weighted assets of 19.25% of risk-weighted assets, which is above the required level of 6% and total risk-based capital of 20.49% of risk-weighted assets, which is above the required level of 10.00%.  Accordingly, the Company was categorized as well-capitalized at June 30, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category.  For additional information see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1, Financial Statements.".

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General.  Total assets increased $3.1 million, or 2.1%, to $149.6 million at June 30, 2014 from $146.5 million at December 31, 2013. The increase in total assets was due primarily to increases in securities held to maturity and net loans.  Our securities held to maturity increased $1.8 million and net loans increased $2.5 million since December 31, 2013.  The net increase in assets was funded by a $2.9 million increase in deposits.

Loans.  Our net loan portfolio increased $2.5 million, to $98.0 million at June 30, 2014 from $95.5 million at December 31, 2013.  The increase in loans was due to a $4.4 million, or 24.3%, increase in commercial real estate loans, as well as a $268,000 increase in commercial business loans and a $304,000 increase in construction loans, which is consistent with our strategy to originate commercial loans and to diversify our portfolio.  The increases in the aforementioned loans were partially offset by a $568,000 decrease in one- to four-family loans, $658,000 decrease in lot loans, and a $1.2 million decrease in consumer loans.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac and Crescent Mortgage to generate additional income.  For the six-months ended June 30, 2014, we originated $2.7 million of one- to four-family mortgage loans for sale, and $2.7 million were sold to Freddie Mac or Crescent Mortgage at a gain on sale of $72,000.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2014 was $1.2 million, or 1.18% of loans, compared to $1.3 million, or 1.34% of loans, at December 31, 2013.  Nonperforming loans increased to $1.9 million at June 30, 2014 from $1.3 million at December 31, 2013.  Nonperforming loans to total loans increased to 1.88% at June 30, 2014 from 1.35% at December 31, 2013.  Loans on nonaccrual which were less than ninety days past due totaled $331,000 at June 30, 2014 compared to $457,000 million at December 31, 2013.

Deposits.  Total deposits increased $2.9 million, or 2.4%, to $125.0 million at June 30, 2014 from $122.1 million at December 31, 2013.  This increase was due to increases in noninterest bearing deposits, money market accounts and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity decreased $335,000 to $23.4 million at June 30, 2014.  This decrease was primarily due to a net loss of $53,000 and the purchase of 20,944 shares of common stock at an average price of $18.29 per share for a total cost of $383,000 during the six-months ended June 30, 2014, which were partially offset by stock-based compensation of $95,000.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividend	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans (1)	$96,976	$1,297	5.35%	$95,247	$1,328	5.58%
Securities held to maturity	29,048	155	2.13	14,567	77	2.12
Other interest-earning assets (2)	9,279	6	0.28	26,840	17	0.25

Total interest-earning assets	135,303	1,458	4.31	136,654	1,422	4.16

Noninterest-earning assets	11,525			10,498

Total assets	$146,828			$147,152

Interest-bearing liabilities:
MMDA and statement savings	73,136	60	0.33	68,886	61	0.35
Time deposits	27,652	34	0.50	30,413	40	0.52

Total interest-bearing liabilities	100,788	94	0.37	99,299	101	0.41

Noninterest-bearing liabilities	22,686			22,764
Equity	23,354			25,089

Total liabilities and equity	$146,828			$147,152

Net interest income		$1,364			$1,321

Net interest rate spread (3)			3.94%			3.75%

Net interest margin (4)			4.03%			3.86%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34x			1.39x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividend	Average Yield/ Rate
			($ in thousands)
Interest-earning assets:
Loans receivable (1)	$96,659	$2,580	5.34%	$94,193	$2,697	5.73%
Securities held to maturity	28,715	306	2.13	14,787	157	2.12
Other interest-earning assets (2)	9,350	13	0.27	26,651	33	0.25

Total interest-earning assets	134,724	2,899	4.30	135,631	2,887	4.26

Noninterest-earning assets	11,480			10,713

Total assets	$146,204			$146,344

Interest-bearing liabilities:
MMDA and statement savings	72,359	119	0.33	68,093	123	0.36
Time deposits	27,952	67	0.48	30,757	85	0.55

Total interest-bearing liabilities	100,311	186	0.37	98,850	208	0.42

Noninterest-bearing liabilities	22,541			22,468
Equity	23,352			25,026

Total liabilities and equity	$146,204			$146,344

Net interest income		$2,713			$2,679

Net interest rate spread (3)			3.93%			3.84%

Net interest margin (4)			4.03%			3.96%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34x			1.37x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2014 and 2013

General. Net loss for the three months ended June 30, 2014 was $32,000 compared to net earnings of $234,000 for the three months ended June 30, 2013, resulting in an annualized return on average assets of (0.09)% for the three months ended June 30, 2014 and 0.64% for the three months ended June 30, 2013.  The decrease in net earnings was due primarily to a decrease in noninterest income, and an increase in the provision for loan losses, partially offset by a decrease in our noninterest expenses.

Net Interest Income.  Net interest income increased $43,000, or 3.3%, to $1,364,000 for the three months ended June 30, 2014 from $1,321,000 for the same period in 2013, primarily due to the $14.0 million increase in average securities held to maturity earning an average rate of 2.13% and the corresponding $17.6 million decrease in average other interest-earning assets earning an average rate of 0.28%, offset somewhat by a 39 basis point decline in the average yield on loans.  Our average cost of funds declined to 0.37% for the period ended June 30, 2014, from 0.41% for the same period in 2013.  Our net interest rate spread increased to 3.94% for the three months ended June 30, 2014 from 3.75% for the same period in 2013, while our net interest margin increased to 4.03% at June 30, 2014 from 3.86% at June 30, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2014 decreased to 1.34x, from 1.39x for the three months ended June 30, 2013.

Interest Income. Interest income for the three months ended June 30, 2014 increased $36,000, or 2.5%, to $1,458,000 from $1,422,000 for the same period ended June 30, 2013.  The increase in interest income for the three months ended June 30, 2014 was primarily due to higher balances of securities held to maturity, partially offset by lower rates on loans.  Average securities held to maturity increased to $29.0 million for the three months ended June 30, 2014 compared to $14.6 million for the three months ended June 30, 2013.  The average rate on loans decreased to 5.35% for the three months ended June 30, 2014 compared to 5.58% for the three months ended June 30, 2013.

Interest Expense. Interest expense for the three months ended June 30, 2014 was $94,000 compared to $101,000 for the same period in 2013, a decrease of $7,000 or 6.9%.  The decrease was primarily the result of decreases in both the average balance and the average rate paid on time deposits.  The average balance of time deposits decreased to $27.7 million for the three month period ended June 30, 2014 from $30.4 million for the same period in 2013 and the average rate paid on certificates of deposit decreased to 0.50% from 0.52%. The total cost of funds for the three months ended June 30, 2014 decreased to 0.37% from 0.41% for the three months ended June 30, 2013.

Provision for Loan Losses.  We recorded a provision for loan losses of $50,000 for the three months ended June 30, 2014 compared to no provision for the three months ended June 30, 2013.  The provision for loan losses reflected historical and expected future loan losses, the slight increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended June 30, 2014 were $97,000 compared to a net charge-offs of $175,000 for the three months ended June 30, 2013. Nonperforming loans to total loans at June 30, 2014 were 1.88% compared to 2.02% at June 30, 2013.  The allowance for loan losses to net loans receivable was 1.18% at June 30, 2014 compared to 1.34% at December 31, 2013 and 1.46% at June 30, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2014 and 2013, Continued

Management considers the allowance for loan losses at June 30, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2014 decreased $495,000, or 50.9%, to $477,000 compared to $972,000 for the same period in 2013. The gain on sale of loans decreased $283,000, other income decreased $101,000, the gain on sale of foreclosed assets decreased $45,000  and fees and service charges on deposit accounts decreased $41,000 for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The primary cause for the decrease in the gain on sale of loans was the initial recording of a $278,000 mortgage servicing asset for loans serviced for FHLMC in June 2013 and decreases in the volume of loans sold to FHLMC due to an increase in mortgage interest rates which reduced refinancing activity in 2014.  There was no gain on sale of foreclosed assets during the three months ended June 30, 2014.  The primary cause for a decrease in fees and service charges on deposit accounts was a decrease in income from non-sufficient fund charges and debit card interchange fee income.  Other income increased due to a one time recovery of a previously written off asset during the three months ended June 30, 2013.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2014 decreased $70,000, or 3.7%, to $1,836,000 compared to $1,906,000 for the same period in 2013.  The largest decreases were in professional fees and foreclosed real estate expense.  The decrease in professional fees expense primarily was due to a decrease in legal fees associated with settlement of a former lawsuit in which the Bank was the plaintiff.  The decrease in foreclosed real estate expenses was primarily due to lower foreclosure activity.

Income Taxes. For the three months ended June 30, 2014, we recorded an income tax benefit of $13,000 on a before tax loss of $45,000.  For the three months ended June 30, 2013, we recorded income taxes of $153,000 on before tax earnings of $387,000.  Our effective tax rate for the three months ended June 30, 2014 was (28.9)% compared to 39.5% for the same time period in 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2014 and 2013

General.  Net loss for the six months ended June 30, 2014 was $53,000 compared to net earnings of $355,000 for the six months ended June 30, 2013, resulting in an annualized return on average assets of (0.07)% for the six months ended June 30, 2014 and 0.49 % for the six months ended June 30, 2013.  The decrease in net earnings was due primarily to an increase in our provision for loan loss and a decrease in noninterest income, partially offset by a decrease in noninterest expense.

Net Interest Income.  Net interest income increased $34,000, or 1.3%, to $ 2,713,000 for the six months ended June 30, 2014 from $2,679,000 for the same period in 2013, primarily due to the $13.9 million increase in average securities held to maturity earning an average rate of 2.13% and corresponding $17.3 million decrease in average other interest-earning assets earning an average rate of 0.27%, offset somewhat by a 39 basis point decline in the average yield on loans.  Our average cost of funds declined to 0.37% for the six month period ended June 30, 2014, from 0.42% for the same period in 2013.  Our net interest rate spread increased to 3.93% for the six months ended June 30, 2014 from 3.84% for the same period in 2013, while our net interest margin increased to 4.03% at June 30, 2014 from 3.96% at June 30, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2014 decreased to 1.34, from 1.37 for the six months ended June 30, 2013.

Interest Income. Interest income for the six months ended June 30, 2014 increased $12,000, or 0.4%, to $2,889,000 from $2,887,000 for the same period ended June 30, 2013.  The increase in interest income for the six months ended June 30, 2014 was primarily due to a higher average balance of securities held to maturity, partially offset by lower rates on loans.  Average securities held to maturity increased to $28.7 million for the three months ended June 30, 2014 compared to $14.8 million for the six months ended June 30, 2013.  The average rate on loans receivable decreased to 5.34% for the six months ended June 30, 2014 compared to 5.73% for the six months ended June 30, 2013.

Interest Expense. Interest expense for the six months ended June 30, 2014 was $186,000 compared to $208,000 for the same period in 2013, a decrease of $22,000 or 10.6%.  The decrease was primarily the result of a decrease in both the average balance and the average rate paid on time deposits.  The average balance of time deposits decreased to $28.0 million for the six month period ended June 30, 2014 from $30.8 million for the same period in 2013 and the average rate paid on certificates of deposit decreased to 0.48% from 0.55%.  The total average cost of funds for the six months ended June 30, 2014 decreased to 0.37% from 0.42% for the six months ended June 30, 2013.

Provision for Loan Losses.  We recorded a provision for loan losses of $100,000 for the six months ended June 30, 2014 and a credit for loan losses of $(48,000) for the same period in 2013 primarily due to increased net loan charge-offs.  Net charge-offs for the six months ended June 30, 2014 were $228,000 compared to $33,000 for the six months ended June 30, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2013 and 2012, Continued

    Noninterest Income. Noninterest income for the six months ended June 30, 2014 decreased $790,000, or 45.7%, to $937,000 compared to $1,727,000 for the same period in 2013.  The gain on sale of loans decreased $336,000, other income decreased $135,000, the gain on sale of foreclosed assets decreased $175,000 and fees and service charges on deposit accounts decreased $135,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The primary cause for the decrease in the gain on sale of loans was the initial recording of a $278,000 mortgage servicing asset for loans serviced for FHLMC in June 2013 and decreases in the volume of loans sold to FHLMC due to an increase in mortgage interest rates which reduced refinancing activity in 2014.  Gain on the sale of foreclosed real estate decreased $175,000 as there were no sales during the six months ended June 30, 2014. Other income decreased $135,000 due to a one time recovery of a previously written off asset during the three months ended June 30, 2013. Fees and service charges on deposit accounts also decreased $135,000 for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from non-sufficient fund charges and debit card interchange fee income.

    Noninterest Expense. Noninterest expense for the six months ended June 30, 2014 was $3,632,000 compared to $3,872,000 for the same period in 2013, a decrease of $240,000 or 6.2%.  The largest decrease occurred in professional fees which decreased $135,000, or 34.1%, to $261,000 compared to $396,000 for the same period in 2013.  The decrease in professional fees expense was due to a decrease in legal fees associated with foreclosed real estate.  In addition, foreclosed real estate expense decreased $93,000 due to a lower number  of foreclosures.

    Income Taxes. For the six months ended June 30, 2014, we recorded an income tax benefit of $29,000 on a before tax loss of $82,000.  For the six months ended June 30, 2013, we recorded income taxes of $227,000 on before tax income of $582,000.  Our effective tax rate for the six months ended June 30, 2014 was (35.4)% compared to 39.0% for the same time period in 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: August 12, 2014	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2014	By:	/s/ Scott A. Swain
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