Form 10-Q
period 2014-09-30
Sunshine Financial Inc
filed 2014-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 13, 2014, there were issued and outstanding 1,157,510 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At September 30, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and due from banks	$1,636	620
Interest-bearing deposits with banks	8,991	13,835

Cash and cash equivalents	10,627	14,455

Securities held to maturity (fair value of $26,744 and $25,956)	27,206	26,624
Loans, net of allowance for loan losses of $1,142 and $1,294	102,435	95,479
Premises and equipment, net	4,994	5,107
Federal Home Loan Bank stock, at cost	130	177
Deferred income taxes	2,575	2,556
Accrued interest receivable	350	311
Foreclosed real estate	195	724
Other assets	1,057	1,069

Total assets	$149,569	146,502

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$24,748	23,435
Money-market deposit accounts	34,772	33,000
Savings accounts	38,746	37,054
Time deposits	26,801	28,571

Total deposits	125,067	122,060

Official checks	232	364
Advances by borrowers for taxes and insurance	300	1
Other liabilities	502	363

Total liabilities	126,101	122,788

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,157,510 and 1,174,454 shares issued and outstanding at September 30, 2014 and December 31, 2013	11	11
Additional paid in capital	9,467	9,789
Retained earnings	14,678	14,670
Unearned Employee Stock Ownership Plan shares	(688)	(756)

Total stockholders' equity	23,468	23,714

Total liabilities and stockholders’ equity	$149,569	146,502

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
($ in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$1,347	1,311	3,927	4,008
Securities	145	95	451	252
Other	5	14	18	48

Total interest income	1,497	1,420	4,396	4,308

Interest expense	95	100	282	309

Net interest income	1,402	1,320	4,114	3,999

Provision for loan losses	-	50	100	2

Net interest income after provision for loan losses	1,402	1,270	4,014	3,997

Noninterest income:
Fees and service charges on deposit accounts	396	449	1,213	1,401
Gain on sale of loans	41	(7)	113	401
Gain on sale of foreclosed real estate	49	126	49	301
Fees and charges on loans	30	25	65	70
Other	3	8	16	155

Total noninterest income	519	601	1,456	2,328

Noninterest expenses:
Salaries and employee benefits	878	851	2,640	2,651
Occupancy and equipment	319	308	923	870
Data processing services	196	198	601	580
Professional fees	142	153	403	549
Federal Deposit Insurance Corporation insurance	34	30	91	91
Advertising and promotion	36	19	87	56
Stationery and supplies	27	14	73	54
Telephone and postage	63	58	187	181
Foreclosed real estate	14	52	36	167
Credit card expense	29	31	98	93
Other	95	85	326	379

Total noninterest expenses	1,833	1,799	5,465	5,671

Earnings before income taxes (benefit)	88	72	5	654

Income taxes (benefit)	26	26	(3)	253

Net earnings	$62	46	8	401

Basic earnings per common share	$0.06	0.04	0.01	0.35

Diluted earnings per common share	$0.06	0.04	0.01	0.34

Cash dividends per common share	$-	-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2014 and 2013 (Unaudited)
($ in thousands, except per share amounts)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

Net earnings (unaudited)	-	-	-	401	-	401

Stock based compensation expense (unaudited)	-	-	58	-	-	58

Repurchase of common stock (unaudited)	(25,700)	-	(400)	-	-	(400)
Common stock allocated to Employee Stock Ownership Plan ("ESOP”) participants (unaudited)	-	-	(23)	-	65	42

Balance, September 30, 2013 (unaudited)	1,208,754	$12	11,116	14,686	(778)	25,036

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net earnings (unaudited)	-	-	-	8	-	8

Stock based compensation expense (unaudited)	4,000	-	120	-	-	120

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(59)	-	68	9

Balance, September 30, 2014 (unaudited)	1,157,510	$11	9,467	14,678	(688)	23,468

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$8	401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	285	406
Provision for loan losses	100	2
Deferred income taxes (benefit)	(19)	228
Net amortization of premiums/discounts on securities	32	51
Net amortization of deferred loan fees and costs	17	4
Loans originated for sale	(4,573)	(7,791)
Proceeds from loans sold	4,378	8,754
Gain on sale of loans	(113)	(401)
ESOP compensation expense	9	42
Share-based compensation expense	120	58
(Increase) decrease in accrued interest receivable	(39)	74
(Increase) decrease in other assets	(34)	174
Gain on sale of foreclosed real estate	(49)	(301)
Write-down of foreclosed real estate	34	28
Amortization of loan servicing rights	46	18
Decrease in official checks	(132)	(34)
Net increase in advances by borrowers for taxes and insurance	299	202
Increase in other liabilities	139	109

Net cash provided by operating activities	508	2,024
Cash flows from investing activities:
Purchases of securities held-to-maturity	(3,897)	(5,540)
Principal pay-downs on held-to-maturity securities	3,283	2,582
Net (increase) decrease in loans	(6,925)	940
Net purchases of premises and equipment	(172)	(2,167)
Redemption of Federal Home Loan Bank stock	47	41
Proceeds from sale of foreclosed real estate	716	2,321
Capital improvements to foreclosed real estate	(12)	-

Net cash used in investing activities	(6,960)	(1,823)

Cash flows from financing activities:
Net increase in deposits	3,007	2,105
Repurchase of common stock	(383)	(400)

Net cash provided by financing activities	2,624	1,705

(Decrease) increase in cash and cash equivalents	(3,828)	1,906

Cash and cash equivalents at beginning of period	14,455	26,909

Cash and cash equivalents at end of period	$10,627	28,815

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	25

Interest	$282	309

Noncash transaction-
Transfer from loans to foreclosed real estate	$160	736

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's consolidated financial condition and consolidated results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented have been included.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014 (“2013 Form 10-K”). The results for the three- and nine-month periods ended September 30, 2014 should not be considered as indicative of results for a full year.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Recent Accounting Standards Update, Continued

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires, among other things, two accounting changes. First, the amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU guidance is not expected to have any impact on the Company's consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires, among other things, that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU guidance is not expected to have any impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim of the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.           Earnings Per Share

Earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding.  For the three- and nine- months ended September 30, 2014 and 2013, the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.  The shares purchased by the Employee Stock Ownership Plan (the "ESOP") are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2014			2013
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ended September 30:
Basic EPS:
Net earnings	(62)	1,045,897	$0.06	$46	1,156,487	$0.04
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		32,360			19,794
Diluted EPS:
Net earnings	$(62)	1,078,257	$0.06	$46	1,176,281	$0.04

Nine Months Ended September 30:
Basic EPS:
Net earnings	$8	1,043,888	$0.01	$401	1,155,993	$0.35
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		32,493			13,189
Diluted EPS:
Net earnings	$8	1,076,381	$0.01	$401	1,169,182	$0.34

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.         Securities Held to Maturity
Securities have been classified as held to maturity according to management intent. The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2014
Mortgage-backed securities	$1,720	75	-	1,795
Collateralized mortgage obligations	25,486	47	(584)	24,949

Total	$27,206	122	(584)	26,744

At December 31, 2013
Mortgage-backed securities	2,167	88	-	2,255
Collateralized mortgage obligations	24,457	34	(790)	23,701

Total	$26,624	122	(790)	25,956

There were no securities pledged at September 30, 2014 or December 31, 2013.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2014:
Collateralized mortgage obligations	$100	$11,980	$484	$9,539

The unrealized losses on twenty-one securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.        Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Real estate mortgage loans:
One-to four-family	$49,474	50,629
Lot	4,455	5,293
Commercial real estate	26,148	18,189
Construction	1,502	381

Total real estate loans	81,579	74,492

Commercial loans	549	296

Consumer loans:
Home equity	8,258	8,817
Automobile	3,555	4,000
Credit cards and unsecured	6,598	7,100
Deposit account	562	622
Other	1,002	1,202

Total consumer loans	19,975	21,741

Total loans	102,103	96,529

Add (deduct):
Loans in process	1,574	318
Deferred fees and discounts	(100)	(74)
Allowance for losses	(1,142)	(1,294)

Total loans, net	$102,435	95,479

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.           Loans, Continued

The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company generally originates lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.            Loans, Continued
An analysis of the change in the allowance for loan losses during the three- and nine- month periods ended September 30, 2014 and 2013 follows (in thousands):

	Real Estate Mortgage Loans					Consumer Loans
	One-to Four- Family	Lot	Commercial Real Estate	Constru-ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallo-cated	Total
Three Months Ended September 30, 2014:
Beginning balance	$470	55	159	1	8	156	22	140	-	50	105	1,166
Provision (credit) for loan loss	14	(9)	24	2	1	(1)	19	3	-	1	(54)	-
Charge-offs	-	-	-	-	-	-	(10)	(28)	-	-	-	(38)
Recoveries	-	-	-	-	-	-	-	14	-	-	-	14
Ending balance	$484	46	183	3	9	155	31	129	-	51	51	1,142

Three Months Ended September 30, 2013:
Beginning balance	$629	92	151	1	2	229	12	168	-	87	81	1,452
Provision (credit) for loan loss	17	22	(6)	-	-	(18)	(7)	46	-	(14)	10	50
Charge-offs	(57)	(10)	-	-	-	-	-	(40)	-	-	-	(107)
Recoveries	-	-	-	-	-	1	1	7	-	-	-	9
Ending balance	$589	104	145	1	2	212	6	181	-	73	91	1,404

Nine Months Ended September 30, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	8	(23)	17	2	4	21	36	(25)	-	27	33	100
Charge-offs	(129)	(24)	-	-	-	(10)	(17)	(106)	-	(40)	-	(326)
Recoveries	-	-	-	-	-	1	-	73	-	-	-	74
Ending balance	$484	46	180	3	9	158	31	129	-	51	51	1,142

Nine Months Ended September 30, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	95	48	67	1	2	(290)	(6)	6	-	(12)	91	2
Charge-offs	(199)	(32)	-	-	-	(35)	(1)	(104)	-	(9)	-	(380)
Recoveries	3	-	-	-	-	194	4	48	-	-	-	249
Ending balance	$589	104	145	1	2	212	6	181	-	73	91	1,404

At September 30, 2014:
Individually evaluated for impairment:
Recorded investment	$3,605	12	-	-	-	263	-	15	-	-	-	3,895
Balance in allowance for loan losses	$95	-	-	-	-	2	-	2	-	-	-	99
Collectively evaluated for impairment:
Recorded investment	$45,869	4,443	26,148	1,502	549	7,995	3,555	6,583	562	1,002	-	98,208
Balance in allowance for loan losses	$389	46	183	3	9	153	31	127	-	51	51	1,043

At December 31, 2013:
Individually evaluated for impairment:
Recorded investment	$2,935	-	-	-	-	281	-	47	-	-	-	3,263
Balance in allowance for loan losses	$68	-	-	-	-	3	-	3	-	-	-	74
Collectively evaluated for impairment:
Recorded investment	$47,694	5,293	18,189	381	296	8,536	4,000	7,053	622	1,202	-	93,266
Balance in allowance for loan losses	$537	93	163	1	5	143	12	184	-	64	18	1,220

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One-to Four-		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At September 30, 2014:
Grade:
Pass	$44,605	4,398	26,148	1,502	549	7,782	3,535	6,547	562	978	96,606
Special mention	502	26	-	-	-	100	15	4	-	-	647
Substandard	4,367	31	-	-	-	376	5	47	-	24	4,850
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$49,474	4,455	26,148	1,502	549	8,258	3,555	6,598	562	1,002	102,103

At December 31, 2013:
Grade:
Pass	46,775	5,293	18,189	381	296	8,464	3,958	7,029	622	1,008	92,015
Special mention	483	-	-	-	-	75	4	13	-	28	603
Substandard	3,371	-	-	-	-	278	38	58	-	166	3,911
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$50,629	5,293	18,189	381	296	8,817	4,000	7,100	622	1,202	96,529

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

Substandard – A Substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2014:
Real estate mortgage loans:
One-to four-family	$1,266	138	-	1,404	46,643	1,427	49,474
Lot	34	26	-	60	4,364	31	4,455
Commercial real estate	-	-	-	-	26,148	-	26,148
Construction	-	-	-	-	1,502	-	1,502
Commercial loans	-	-	-	-	549	-	549
Consumer loans:
Home equity	174	55	-	229	7,823	206	8,258
Automobile	-	15	-	15	3,535	5	3,555
Credit cards and unsecured	86	5	-	91	6,473	34	6,598
Deposit account	-	-	-	-	562	-	562
Other	-	-	-	-	979	23	1,002

Total	$1,560	239	-	1,799	98,578	1,726	102,103

At December 31, 2013:
Real estate mortgage loans:
One-to four-family	912	494	-	1,406	48,226	997	50,629
Lot	-	35	-	35	5,238	20	5,293
Commercial real estate	-	-	-	-	18,189	-	18,189
Construction	-	-	-	-	381	-	381
Commercial loans	-	-	-	-	296	-	296
Consumer loans:
Home equity	123	72	-	195	8,553	69	8,817
Automobile	2	4	-	6	3,956	38	4,000
Credit cards and unsecured	63	13	-	76	7,011	13	7,100
Deposit account	-	-	-	-	622	-	622
Other	130	29	-	159	877	166	1,202

Total	$1,230	647	-	1,877	93,349	1,303	96,529
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.          Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2014:
Real estate loans-
One-to four-family	$1,441	1,491	2,164	2,164	95	3,605	3,655	95
Lot	12	12	-	-	-	12	12	-
Consumer loans:
Home equity	160	188	103	103	2	263	291	2
Credit card and unsecured	-	-	15	15	2	15	15	2

	$1,613	1,691	2,282	2,282	99	3,895	3,973	99

At December 31, 2013:
Real estate loans-
One-to four-family	1,468	1,578	1,467	1,467	68	2,935	3,045	68
Consumer loans:								-
Home equity	236	265	45	45	3	281	310	3
Credit card and unsecured	31	37	16	16	3	47	53	3

	$1,735	1,880	1,528	1,528	74	3,263	3,408	74

The average net investment in impaired loans and interest income recognized and received on impaired loans during the three- and nine- month periods ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$3,695	$33	$35	$3,063	$35	$41
Lot loans	$12	$-	$-	$-	$-	$-
Consumer loans:
Home equity	$291	$2	$2	$247	$3	$3
Credit card and unsecured	$15	$-	$-	$32	$-	$-

Total	$4,013	$35	$37	$3,342	$38	$44

	Nine Months Ended September 30,
	2014			2013
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,896	$100	$101	$3,207	$53	$57
Lot loans	$4	$-	$-	$11	$-	$-
Consumer loans:
Home equity	$280	$6	$6	$264	$4	$5
Credit card and unsecured	$45	$-	$-	$34	$7	$8

Total	$3,225	$106	$106	$3,516	$57	$62

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.          Loans, Continued

The Company had 5 troubled debt restructurings during the three- and nine-months ended September 30, 2014. Troubled debt restructurings for the three- and nine-month periods ended September 30, 2014 and 2013 was as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number of	Pre-	Post-
	Contracts	Modification	Modification
For the Three Months Ended September 30, 2014:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	5	$1,083	1,016

For the Three Months Ended September 30, 2013:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	1	$696	696

	Outstanding Recorded Investment
	Number of	Pre-	Post-
	Contracts	Modification	Modification
For the Nine Months Ended September 30, 2014:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	5	$1,083	1,016

For the Nine Months Ended September 30, 2013:
Real estate mortgage loans:
One-to four-family-
Modified interest rates	1	$696	696

The Company had no troubled debt restructurings which were restructured during the three or nine months ended September 30, 2014 that subsequently defaulted.

6.          Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At September 30, 2014			At December 31, 2013
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$10,627	10,627	1	14,455	14,455	1
Securities held to maturity	27,206	26,744	2	26,624	25,956	2
Loans, net	102,435	102,589	3	95,479	95,617	3
Federal Home Loan Bank stock	130	130	3	177	177	3
Accrued interest receivable	312	312	3	311	311	3

Financial liabilities:
Deposits	125,067	121,094	3	122,060	118,443	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.          Employee Stock Ownership Plan

Effective April 5, 2011, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the Company's initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company from the ESOP.  The loan is being repaid principally by the Bank through contributions to the ESOP over a p eriod of 10 years.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The employer expense was $2,000 and $11,000 for the three-month periods ended September 30, 2014 and September 30, 2013, respectively.  The employer expense was $9,000 and $42,000 for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

8.           2012 Equity Incentive Plan

On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75	-	-
Forfeited	(8,500)	10.75

Outstanding at September 30, 2013	81,500	$10.75	-	-

Outstanding at December 31, 2013	87,500	11.23	-	-
Granted	5,000	10.75
Forfeited	(5,000)	10.75	-	-

Outstanding at September 30, 2014	86,000	$11.69	8.34 years	-

Exercisable at September 30, 2014	10,000	$10.75	8.20 years	75,000

At September 30, 2014, there was approximately $204,000 of unrecognized compensation expense related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of forty-nine months.  The total fair value of shares vesting and recognized as compensation expense was $13,000 and $37,000 for the three- and nine-months ended September 30, 2014 and $24,000 and $57,000 for the three- and nine-months ended September 30, 2013.  The Company recognized a tax benefit of $5,000 and $14,000 for the three- and nine- months ended September 30, 2014.  The Company recognized a tax benefit of $9,000 and $21,000 for the three- and nine- months ended September 30, 2013.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.          2012 Equity Incentive Plan, continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2014:

2014

Risk-free interest rate	2.22%
Dividend yield	-
Expected stock volatility	9.92%
Expected life in years	6.5
Per share grant-date fair value of options issued
during the period	$3.19

The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company's common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $36,000 and $83,000 for the three- and nine-months ended September 30, 2014, respectively. Compensation expense for restricted stock totaled $24,000 for the three- and nine-months ended September 30, 2013.  The Company recognized a tax benefit of $14,000 and $31,000 for the three- and nine- months ended September 30, 2014.  The Company recognized a tax benefit of $9,000 for the three- and nine- months ended September 30, 2013.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2012	-	$-
Issued November 19, 2013	42,500	16.75

Outstanding at December 31, 2013	42,500	16.75
Issued September 30, 2014	4,000	18.25

Outstanding at September 30, 2014	46,500	16.88

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $678,000 at September 30, 2014.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through August 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.         Fair Value Measurements

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at the dates indicated are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2014:
One-to four-family	$3,667	-	-	3,667	228	49
Home equity	261	-	-	261	31	-
Credit cards and unsecured	15	-	-	15	9	-

Total	$3,943	-	-	3,943	268	49

At December 31, 2013:
One-to four-family	2,866	-	-	2,866	179	128
Home equity	278	-	-	278	31	8
Credit cards and unsecured	45	-	-	45	9	3

Total	$3,189	-	-	3,189	219	139

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis at the dates indicated is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2014:
Foreclosed real estate	$195	-	-	195	81	34

At December 31, 2013:
Foreclosed real estate	$724	-	-	724	44	22

10.         Regulatory Matters

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2014 of the regulatory capital requirements and the Bank's capital on a percentage basis:

Tier I capital to adjusted total assets	12.46%

Tier I capital to risk-weighted assets	18.87%

Total capital to risk-weighted assets	20.05%

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

Sunshine Financial is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and Sunshine Savings Bank is regulated by the OCC and the Federal Deposit Insurance Corporation ("FDIC").

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2014 (in thousands):

Contract
Amount

Unused lines of credit	$14,951

Commitments to extend credit	$341

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At September 30, 2014, we had the capacity to borrow approximately $14.8 million from the Federal Home Loan Bank of Atlanta.  We also have lines of credit at one financial institution that would allow us to borrow up to $2.5 million at September 30, 2014.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $0.5 million and $2.0 million for the nine-months ended September 30, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, was $7.0 million and $1.8 million for nine-months ended September 30, 2014 and 2013, respectively.  During the nine-months ended September 30, 2014 and 2013, we purchased $3.9 million and $5.5 million, respectively, in securities held to maturity.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $2.6 million for the nine-months ended September 30, 2014 and $1.7 million for the nine-months ended September 30, 2013.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2014, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of 12.46% of adjusted total assets, which is above the required level of 5.00%; Tier I capital to risk-weighted assets of 18.87% of risk-weighted assets, which is above the required level of 6% and total risk-based capital of 20.05% of risk-weighted assets, which is above the required level of 10.00%.  Accordingly, the Bank was categorized as well-capitalized at September 30, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General.  Total assets increased $3.1 million, or 2.1%, to $149.6 million at September 30, 2014 from $146.5 million at December 31, 2013. The increase in total assets was due primarily to increases in net loans and securities held to maturity partially offset by reductions in cash and cash equivalents.  Our net loans increased $7.0 million, or 7.3%, and securities held to maturity increased $0.6 million, or 2.2%, since December 31, 2013.  The net increase in assets was funded primarily by a $3.0 million, or 2.5%, increase in deposits from December 31, 2013 to September 30, 2014.

Loans.  Our net loan portfolio increased $7.0 million, to $102.4 million at September 30, 2014 from $95.5 million at December 31, 2013.  The increase in loans was due to a $7.9 million, or 43.8%, increase in commercial real estate loans, a $1.1 million increase in single family construction loans, as well as a $0.3 million increase in commercial business loans, which is consistent with our strategy to originate commercial loans and to diversify our portfolio.  The increases in the aforementioned loans were partially offset by a $1.2 million decrease in one- to four-family loans, a $0.8 million decrease in lot loans, and a $1.8 million decrease in consumer loans.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac and Crescent Mortgage to generate additional income.  For the nine-months ended September 30, 2014, we originated $4.6 million of one- to four-family mortgage loans for sale, and $4.3 million were sold at a gain on sale of $113,000.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2014 was $1.1 million, or 1.12% of loans, compared to $1.3 million, or 1.34% of loans, at December 31, 2013.  Nonperforming loans increased to $1.7 million at September 30, 2014 from $1.3 million at December 31, 2013 primarily due to an increase of three one- to four- family real estate loans.  Nonperforming loans to loans increased to 1.69% at September 30, 2014 from 1.35% at December 31, 2013.  Loans on nonaccrual which were less than ninety days past due totaled $291,000 at September 30, 2014 compared to $457,000 million at December 31, 2013.

Deposits.  Total deposits increased $3.0 million, or 2.4%, to $125.1 million at September 30, 2014 from $122.1 million at December 31, 2013.  This increase was due to increases in noninterest bearing deposits, money market accounts and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity decreased $246,000 to $23.5 million at September 30, 2014.  This decrease was primarily due to the repurchase of 20,944 shares of common stock at an average price of $18.29 per share for a total cost of $383,000 during the nine-months ended September 30, 2014, which were partially offset by stock-based compensation of $120,000 and net earnings of $8,000.

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

	Three Months Ended September 30,
	2014				2013
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$100,164		$1,347	5.38%	$94,455		$1,311	5.55%
Securities held to maturity	27,858		145	2.08	18,022		95	2.11
Other interest-earning assets (2)	7,463		5	0.27	23,127		14	0.24

Total interest-earning assets	135,485		1,497	4.42	135,604		1,420	4.19

Noninterest-earning assets	11,245				11,845

Total assets	$146,730				$147,449

Interest-bearing liabilities:
MMDA and statement savings	73,438		61	0.33	69,679		61	0.35
Time deposits	27,070		34	0.50	30,359		39	0.51

Total interest-bearing liabilities	100,508		95	0.38	100,038		100	0.40

Noninterest-bearing liabilities	22,853				22,144
Equity	23,369				25,267

Total liabilities and equity	$146,730				$147,449

Net interest income			$1,402				$1,320

Net interest rate spread (3)				4.04%				3.79%

Net interest margin (4)				4.14%				3.89%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.35	x			1.36	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2014				2013
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$97,828		$3,927	5.35%	$94,280		$4,008	5.67%
Securities held to maturity	28,430		451	2.12	15,865		252	2.12
Other interest-earning assets (2)	8,721		18	0.27	25,476		48	0.25

Total interest-earning assets	134,979		4,396	4.34	135,621		4,308	4.24

Noninterest-earning assets	11,401				11,090

Total assets	$146,380				$146,711

Interest-bearing liabilities:
MMDA and statement savings	72,719		182	0.33	68,621		184	0.36
Time deposits	27,658		100	0.48	30,624		125	0.54

Total interest-bearing liabilities	100,377		282	0.37	99,245		309	0.42

Noninterest-bearing liabilities	22,645				22,359
Equity	23,358				25,107

Total liabilities and equity	$146,380				$146,711

Net interest income			$4,114				$3,999

Net interest rate spread (3)				3.97%				3.82%

Net interest margin (4)				4.06%				3.93%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34	x			1.37	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2014 and 2013

General. Net earnings for the three months ended September 30, 2014 was $62,000 compared to net earnings of $46,000 for the three months ended September 30, 2013, resulting in an annualized return on average assets of 0.17% for the three months ended September 30, 2014 and 0.12% for the three months ended September 30, 2013.  The increase in net earnings was due primarily to an increase in net interest income, and a decrease in the provision for loan loss, partially offset by a decrease in noninterest income and an increase in our noninterest expenses.

Net Interest Income.  Net interest income increased $82,000, or 6.2%, to $1.4 million for the three months ended September 30, 2014 from $1.3 million for the same period in 2013, primarily due to the $9.8 million increase in average balance of securities held to maturity earning an average yield of 2.08% and a $5.7 million increase in the average balance of loans earning an average yield of 5.38%, partially offset by a $15.7 million decrease in average other interest-earning assets earning an average yield of 0.27%and a 17 basis point decline in the average yield on loans.  Our average cost of funds declined to 0.38% for the period ended September 30, 2014, from 0.40% for the same period in 2013.  Our net interest rate spread increased to 4.04% for the three months ended September 30, 2014 from 3.79% for the same period in 2013, while our net interest margin increased to 4.14% at September 30, 2014 from 3.89% at September 30, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2014 decreased to 1.35x, from 1.36x for the three months ended September 30, 2013.

Interest Income. Interest income for the three months ended September 30, 2014 increased $77,000, or 5.4%, to $1.5 million from $1.4 million for the same period ended September 30, 2013.  The increase in interest income for the three months ended September 30, 2014 was primarily due to higher average balances of securities held to maturity and loans receivable, partially offset by lower yields earned on loans.  The average balance of securities held to maturity increased to $27.8 million for the three months ended September 30, 2014 compared to $18.0 million for the three months ended September 30, 2013.  The average balance of loans increased to $100.2 million for the three months ended September 30, 2014 compared to $94.5 million for the three months ended September 30, 2013.  The average yield on loans decreased to 5.38% for the three months ended September 30, 2014 compared to 5.55% for the three months ended September 30, 2013.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $95,000 compared to $100,000 for the same period in 2013, a decrease of $5,000 or 5.0%.  The decrease was primarily the result of decreases in both the average balance and the average rate paid on time deposits, partially offset by an increase the average balance of lower costing money market and savings accounts.  The average balance of time deposits decreased $3.3 million to $27.1 million for the three month period ended September 30, 2014 from $30.4 million for the same period in 2013 and the average rate paid on time deposits decreased to 0.50% from 0.51%, respectively. The average balance of money market and savings accounts increased $3.8 million to $73.4 million for the three month period ended September 30, 2014 from $69.7 million for the same period in 2013 and the average rate paid on these deposits decreased to 0.33% from 0.35%, respectively.  The total cost of funds for the three months ended September 30, 2014 decreased to 0.38% from 0.40% for the three months ended September 30, 2013.

Provision for Loan Losses.  We recorded no provision for loan losses for the three months ended September 30, 2014 compared to a $50,000 provision for the three months ended September 30, 2013.  The provision for loan losses reflected historical and expected future loan losses. Net charge-offs for the three months ended September 30, 2014 were $24,000 compared to a net charge-offs of $98,000 for the three months ended September 30, 2013. Nonperforming loans to net loans at September 30, 2014 was 1.69% compared to 1.67% at September 30, 2013.  The allowance for loan losses to net loans was 1.12% at September 30, 2014 compared to 1.34% at December 31, 2013 and 1.49% at September 30, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2014 and 2013, Continued

Management considers the allowance for loan losses at September 30, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2014 decreased $82,000, or 13.6%, to $519,000 compared to $601,000 for the same period in 2013. The gain on sale of foreclosed real estate decreased $77,000 and fees and service charges on deposit accounts decreased $53,000 for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  There was a $49,000 gain on sale of foreclosed real estate during the three months ended September 30, 2014 compared to a gain of $126,000 for the three months ended September 30, 2013.  The primary cause for a decrease in fees and service charges on deposit accounts was a decrease in income from non-sufficient fund charges and debit card interchange fee income.  These decreases in noninterest income were offset somewhat by a $48,000 increase in gain on the sale of loans as these volumes increased over the same time period in 2013.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2014 increased $34,000, or 1.9%, to $1,833,000 compared to $1,799,000 for the same period in 2013.  The largest increase was in salaries and employee benefits while the largest decrease was foreclosed real estate expense.  The increase in salaries and employee benefits was due to restricted stock award costs in 2014.  The decrease in foreclosed assets expense was primarily due to decreases in the volume of foreclosures during the three months ended September 30, 2014 and related costs and write-downs as compared to the same period last year.

Income Taxes. For the three months ended September 30, 2014, we recorded income taxes of $26,000 on earnings before income taxes of $88,000.  For the three months ended September 30, 2013, we recorded income taxes of $26,000 on earnings before income taxes of $72,000.  Our effective tax rate for the three months ended September 30, 2014 was 29.6% compared to 36.1% for the same time period in 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2014 and 2013

General.  Net earnings for the nine months ended September 30, 2014 was $8,000 compared to net earnings of $401,000 for the nine months ended September 30, 2013, resulting in an annualized return on average assets of 0.01% for the nine months ended September 30, 2014 and 0.36 % for the nine months ended September 30, 2013.  The decrease in net earnings was due primarily to a decrease in noninterest income, an increase in our provision for loan loss, partially offset by a decrease in noninterest expense and an increase in net interest income.

Net Interest Income.  Net interest income increased $115,000, or 2.9%, to $ 4.1 million for the nine months ended September 30, 2014 from $4.0 million for the same period in 2013, primarily due to the $12.6 million increase in average balance of securities held to maturity earning an average yield of 2.12% and a  $3.5 million increase in the average balance of loans earning an average yield of 5.35%, partially offset bythe $16.8 million decrease in the average balance of other interest-earning assets earning an average yield of 0.27% and a 32 basis point decline in the average yield on loans.  Our average cost of funds declined to 0.37% for the nine month period ended September 30, 2014, from 0.42% for the same period in 2013.  Our net interest rate spread increased to 3.97% for the nine months ended September 30, 2014 from 3.82% for the same period in 2013, while our net interest margin increased to 4.06% at September 30, 2014 from 3.93% at September 30, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2014 decreased to 1.34, from 1.37 for the nine months ended September 30, 2013.

Interest Income. Interest income for the nine months ended September 30, 2014 increased $88,000, or 2.0%, to $4,396,000 from $4,308,000 for the same period ended September 30, 2013.  The increase in interest income for the nine months ended September 30, 2014 was primarily due to a higher average balance of securities held to maturity and loans, partially offset by lower rates on loans.  The average balance of securities held to maturity increased to $28.4 million for the nine  months ended September 30, 2014 compared to $15.9 million for the nine months ended September 30, 2013.  The average balance of loans increased to $97.8 million for the nine months ended September 30, 2014 compared to $94.3 million for the nine months ended September 30, 2013. The average rate on loans decreased to 5.35% for the nine months ended September 30, 2014 compared to 5.67% for the nine months ended September 30, 2013.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $282,000 compared to $309,000 for the same period in 2013, a decrease of $27,000 or 8.7%.  The decrease was primarily the result of a decrease in both the average balance and the average rate paid on time deposits.  The average balance of time deposits decreased to $27.6 million for the nine month period ended September 30, 2014 from $30.6 million for the same period in 2013 and the average rate paid on time deposit decreased to 0.48% from 0.54%. This decrease was partially offset by a $4.1 million increase the average balance of lower costing money market and savings accounts The total average cost of funds for the nine months ended September 30, 2014 decreased to 0.37% from 0.42% for the nine months ended September 30, 2013.

Provision for Loan Losses.  We recorded provision for loan losses of $100,000 for the nine months ended September 30, 2014 and $2,000 for the same period in 2013 due to higher loan balances and higher net charged off loans.  Net charge-offs for the nine months ended September 30, 2014 were $252,000 compared to $131,000 for the nine months ended September 30, 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2014 and 2013, Continued

Noninterest Income. Noninterest income for the nine months ended September 30, 2014 decreased $872,000, or 37.5%, to $1.5 million compared to $2.3 million for the same period in 2013.  The gain on sale of loans decreased $288,000, other income decreased $139,000, the gain on sale of foreclosed assets decreased $252,000  and fees and service charges on deposit accounts decreased $188,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.   The primary cause for the decrease in the gain on sale of loans was the initial recording of a mortgage servicing asset for loans serviced for FHLMC in June 2013 and decreases in the volume of loans sold to FHLMC due to an increase in mortgage interest rates which reduced refinancing activity in 2014.  Gain on the sale of foreclosed real estate decreased $252,000 as there were only two sales during the nine months ended September 30, 2014 due to the reduction in real estate owned. Other income decreased $139,000 due to a one time recovery of a previously written off asset during the nine months ended September 30, 2013. Fees and service charges on deposit accounts also decreased $188,000 for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  The primary cause for the decrease in fees from deposit accounts was a decrease in income from non-sufficient fund charges and debit card interchange fee income.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2014 was $5.5 million compared to $5.7 million for the same period in 2013, a decrease of $206,000 or 3.6%.  The largest decrease occurred in professional fees which decreased $146,000, or 26.6%, to $403,000 compared to $549,000 for the same period in 2013.  The decrease in professional fees expense was due to a decrease in legal fees associated with foreclosed real estate.  In addition, foreclosed real estate expense decreased $131,000 due to a lower number of foreclosures.

Income Taxes. For the nine months ended September 30, 2014, we recorded an income tax benefit of $3,000 on earnings before income tax benefit of $5,000 due to stock based compensation expense.  For the nine months ended September 30, 2013, we recorded income taxes of $253,000 on earnings before income taxes of $654,000.  Our effective tax rate for the nine months ended September 30, 2014 was (60.0)% compared to 38.7% for the same time period in 2013.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2013 Form 10-K.  There have been no material changes in our market risk since our 2013 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2014, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2014, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: November 13, 2014	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2014	By:	/s/ Scott A. Swain
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

10.4	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 000-54280))
10.5
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.6
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on September 29, 2012 (File No. 333-182450))

10.7
Commercial Contract for the acquisition of property located at 3641 Coolidge Ct., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.8
Commercial Contract for the acquisition of property located at 503 Appleyard Dr., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

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