Form 10-Q/A
period 2014-09-30
Sunshine Financial Inc
filed 2014-11-14
CIK 1500837

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 of Sunshine Financial, Inc. (the “Company”).  The purpose of this Amendment No. 1 is to correct the Interactive Data Files "Detail" information for Note 7, Note 8 and the table in Note 10.  In the EDGAR version of Note 8, the Weighted Average Exercise Price of $10.75 for Options Granted was changed to $18.25.

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

8.           2012 Equity Incentive Plan

On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	$10.75	-	-
Forfeited	(8,500)	10.75

Outstanding at September 30, 2013	81,500	$10.75	-	-

Outstanding at December 31, 2013	87,500	11.23	-	-
Granted	5,000	18.25
Forfeited	(5,000)	10.75	-	-

Outstanding at September 30, 2014	86,000	$11.69	8.34 years	-

Exercisable at September 30, 2014	10,000	$10.75	8.20 years	75,000

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2014	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2014	By:	/s/ Scott A. Swain
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