Form 10-K
period 2014-12-31
Sunshine Financial Inc
filed 2015-03-30
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ________

COMMISSION FILE NUMBER 000-54280

SUNSHINE FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	36-4678532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 EAST PARK AVENUE, TALLAHASSEE, FLORIDA	32301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (850) 219-7200

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $20.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
As of March 26, 2015, there were 1,090,110 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders.

PART I
Item 1.Business
General
Sunshine Financial, Inc. ("Sunshine Financial" or the "Company"), a Maryland corporation, is a full stock holding company for its wholly owned subsidiary, Sunshine Savings Bank.  Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  We expanded over the years to serve city, county, state and federal government employees as well as the employees of commercial and industrial companies, associations, contract employees serving these groups, and family members.  This expansion resulted in our evolution toward a community financial institution with a growing focus trending more toward real estate lending than the traditional credit union products.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank's conversion and reorganization from a non-stock mutual holding company to a fully public stock holding company structure (the "Conversion").
References in this document to "we," "us," and "our" means Sunshine Financial or Sunshine Savings Bank, unless the context otherwise requires.
We currently operate out of six full-service offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct and indirect automobile loans and credit card loans in our market area.  In addition, in conjunction with owner and non-owner occupied real estate loans we occasionally will originate commercial secured or unsecured loans.
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
In September 2013, we purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, from Centennial Bank as future branch locations of Sunshine Savings Bank.  On January 15, 2014, we opened a new branch at one of these locations, with the second branch opened on June 2, 2014.  The branch opened in January 2014 is located at 503 Appleyard Drive, Tallahassee, FL and is situated directly across from Tallahassee Community College and the Lively Technical Institute.  This branch is also in the same market area as the Leon County School Board, the Leon County Sheriff's Department as well as the Leon County and City of Tallahassee Maintenance Departments.  The second location, which opened June 2, 2014, is located at 3641 Coolidge Ct., Tallahassee, FL, in the rapidly growing section of Southwood, which is anchored by various agencies of the State of Florida Government.  Sunshine Savings Bank did not have any banking facilities convenient to either of these two strategically important areas of Western and Southeast Tallahassee.  Management believes that both facilities are located in high traffic growth areas strategically important to our future growth and profitability.

The Company is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency ("OCC").  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC").
Forward-Looking Statements
Sunshine Financial and Sunshine Savings Bank may from time to time make written or oral "forward-looking statements," including statements contained in documents filed or furnished by us with the Securities and Exchange Commission ("SEC").  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in our reports to stockholders, in our press releases, and in other communications by us, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.
  These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
•	changes in general economic conditions, either nationally or in our market area;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;
•	results of examinations of us by the OCC, the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	legislative or regulatory changes that adversely affect our business, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;
•	our ability to attract and retain deposits;
•	changes in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and out ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	technology changes;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and allowance loan loss reserve requirements; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission.
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

Market Area
We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have six retail offices as of December 31, 2014.  Each of our offices is located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC our share of deposits in that market was approximately 2.5%.  This data does not include deposits held by credit unions with which we also compete. See "- Competition."
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
Leon County's unemployment rate as of December 2014 was 4.8%, while the State of Florida rate was 5.7% and the United States rate was 5.7% for the same time period, as reported by the U.S. Bureau of Labor Statistics.  According to RealtyTrac, the foreclosure rate of 1.5% in Leon County is slowly decreasing and is below the 2.3% foreclosure rate for the State of Florida at December 31, 2014, which has one of the highest foreclosure rates in the nation.  As of December 31, 2014, the United States foreclosure rate was 0.9%.  The median home price in Tallahassee was $149,000 as compared to the Florida median home price of $153,000 and the United States median home price of $195,100 at December 31, 2014.
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
	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage loans:
One- to four-family	$48,957	46.84%	$50,629	52.45%
Lot loans	4,109	3.93	5,293	5.48
Commercial real estate	29,803	28.52	18,189	18.84
Construction	1,140	1.09	381	0.40
Total real estate loans	84,009	80.38	74,492	77.17

Commercial loans-
Commercial secured	425	0.41	185	0.19
Commercial unsecured	231	0.22	111	0.12
Total commercial loans	656	0.63	296	0.31

Consumer loans:
Home equity	8,212	7.86	8,817	9.13
Automobile	3,545	3.39	4,000	4.14
Credit cards and unsecured	6.583	6.30	7,100	7.36
Deposit account	534	0.51	622	0.64
Other	973	0.93	1,202	1.25
Total consumer loans	19,847	18.99	21,741	22.52

Total loans	104,512	100.00%	96,529	100.00%

Less:
Loans in process	(526)		318
Deferred fees and discounts	(113)		(74)
Allowance for losses	(1,087)		(1,294)
Total loans, net	$102,786		$95,479

Maturities of Loans
The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2014.  Loans with scheduled maturities are reported in the maturity category in which the payment is due.  Demand loans with no stated maturity and overdrafts are reported in the "due one year or less" category.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change.  The tables do not include the effects of prepayments or scheduled principal repayments or due on sale clauses.
	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	(In Thousands)
Real estate mortgage loans:
One- to four-family	$8	1,815	47,134	48,957
Lot loans	116	115	3,878	4,109
Commercial real estate	267	25,006	4,530	29,803
Construction (1)	-	-	1,140	1,140
Total real estate mortgage loans	391	26,937	56,682	84,009

Commercial	209	409	38	656
Consumer	4,791	5,186	9,970	19,847

Total loans	$5,392	32,531	66,590	104,512
(1)These construction loans all have a commitment to finance the permanent loan.
Sensitivity.  The following table shows the total amount of loans due after December 31, 2015, which have fixed or pre-determined interest rates and floating or adjustable interest rates at December 31, 2014.

	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:		(In Thousands)
One- to four-family	$44,339	4,610	48,949
Lot loans	3,937	56	3,993
Commercial real estate	29,536	-	29,536
Construction	1,140	-	1,140
Total real estate mortgage loans	78,952	4,666	83,618

Commercial	392	55	447
Consumer	8,263	6,793	15,056

Total	$87,607	11,514	99,121

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
At December 31, 2014, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $4.8 million.  Our five largest lending relationships totaled $18.1 million in the aggregate, or 17.3% of our gross loan portfolio, at December 31, 2014.  The largest relationship consists of seven loans totaling $4.4 million secured primarily by 7 non-owner occupied commercial buildings.  The next four largest lending relationships at December 31, 2014, range from $4.0 million to $2.4 million and are also primarily secured by non-owner occupied commercial real estate.  All of these loans were performing in accordance with their repayment terms at December 31, 2014.
Commercial Real Estate Loans.  We began originating commercial real estate loans in 2012, primarily owner occupied loans.  We are targeting individual commercial real estate loans to small and mid-size owner occupants and investors between $500,000 and $2.0 million. We will offer both fixed and adjustable-rate loans on commercial real estate loans, although all of the loans we recently originated were at a fixed interest rate with an amortization term of 20 years and maturity of up to 7 years.  Commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. We require appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial real estate properties. We also generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.  At December 31, 2014, we had $29.8 million of commercial real estate loans, representing approximately 28.5% of the total loan portfolio, consisting of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties, compared to $18.2 million, or 18.8% of the total loan portfolio at December 31, 2013.  The largest commercial real estate loan relationship at December 31, 2014 totaled $4.4 million and was performing in accordance with its repayment terms.
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
One- to Four-Family Real Estate, Construction and Lot Loans.  We originate loans secured by first mortgages on one- to four-family residences primarily in our market area.  We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers are also important sources of loan originations.
We generally originate mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%.  For loans exceeding an 80% loan-to-value ratio, we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  The majority of our one- to four-family residential loans are originated with fixed rates and have terms of ten to 30 years.  We also originate adjustable-rate mortgage, or ARM, loans which have interest rates that adjust annually to the yield on U.S. Treasury securities adjusted to a constant one-year maturity plus a margin.  Most of our ARM loans are hybrid loans, which after an initial fixed rate period of one, five or seven years will convert to an adjustable interest rate for the remaining term of the loan.  Our ARM loans have terms up to 30 years.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our asset/liability management objectives.  Our ARM loans generally have a cap of two percentage points on rate adjustments during any one year and nine percentage points over the life of the loan.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have originated only $131,000 in ARM loans in the past three years and total ARM loans represent only 5.5% of our total mortgage loan portfolio.  As of December 31, 2014, one-to four-family mortgage loans delinquent over 60 days represented 3.74% compared to 2.95% of that portfolio as of December 31, 2013.  See "- Asset Quality -- Nonperforming Assets" and "-- Classified Assets."
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $108,000 at December 31, 2014.
 Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years.  At December 31, 2014, lot loans totaled $4.1 million or 3.9% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $40,000.
Property appraisals on real estate securing our one- to four-family and lot loans are made by state certified independent appraisers approved by the board of directors.  Appraisals are performed in accordance with applicable regulations and policies.  We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney's opinion in lieu of title insurance.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one- to four-family loans.

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
Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2014, home equity lines of credit totaled $6.3 million and home equity loans totaled $1.9 million, or collectively 41.4% of our consumer loan portfolio and 7.9% of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on prime rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re-borrowed after payment at any time during the draw period.  At December 31, 2014, unfunded commitments on these lines of credit totaled $2.6 million.
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
We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis.  Our automobile loan portfolio totaled $3.5 million at December 31, 2014, or 17.9% of our consumer loan portfolio and 3.4% of our gross loan portfolio.  Automobile loans may be written for a term of up to six years for both new and used cars with fixed rates of interest.  Loan-to-value ratios are up to 125% of the lesser of the MSRP or the National Automobile Dealers Association value for auto loans, plus the price of extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.
Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2014, totaled $8.1 million, or 7.7% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2014, unfunded commitments on our unsecured lines of credit and credit cards totaled $11.4 million, and the average outstanding balance on these lines was approximately $2,000.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income.
Consumer and other loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and other recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

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

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2014	2013
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$10,812	$12,524
Construction	745	1,185
Commercial real estate	11,818	13,857
Commercial secured non real estate	21	185
Commercial unsecured	151	50
Home equity	187	143
Automobile	1,335	2,355
Credit cards and unsecured	747	705
Deposit accounts	340	524
Other consumer	104	42
Total fixed-rate	26,260	31,570
Adjustable-rate:
Commercial real estate	67	-
Commercial secured non real estate	655	-
Home equity	1,171	619
Credit cards and unsecured	53	41
Other consumer	-	5
Total adjustable rate	1,946	665
Total loans originated	28,206	32,235
Repayments:
Principal repayments	15,885	20,822
Loan sales	5,689	9,524
Increase (decrease) in other items, net	(675)	1,745
Net decrease	$7,307	$144

Asset Quality
Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2014, loans totaling $3.6 million that were classified as troubled debt restructurings as a result of having their repayment term extended and/or their interest rate temporarily lowered.
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

Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2014, we had approximately $2.1 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2014, we had $533,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2014, we had no repossessed collateral held for sale and $162,000 in three foreclosed single family dwellings and $44,000 in three lots held for sale.
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2014.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)

One- to four-family	2	$281	0.57%	14	$1,550	3.17%	16	$1,831	3.74%
Lot Loans	2	59	1.44	1	19	0.46	3	78	1.90
Consumer	31	167	0.84	15	291	1.47	46	458	2.31

Total	35	$507	0.49%	30	$1,860	1.78%	65	$2,367	2.27%
Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $3.6 million and $3.4 million at December 31, 2014 and 2013, respectively, in troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates), of which $209,000 and $182,000 were in nonaccrual status, respectively.  We had $7,000 in accruing loans 90 days or more delinquent as of December 31, 2014 and none as of December 31, 2013.  Foreclosed assets include assets acquired in settlement of loans.

Nonperforming assets are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Nonaccruing loans (1):
Real estate loans:
One- to four-family	$1,741	$997
Lot loans	44	20
Commercial real estate	-	-
Construction	-	-
Commercial loans-	-	-
Consumer loans
Home equity	264	69
Automobile	5	38
Credit cards and unsecured	23	13
Deposit accounts	-	-
Other	23	166
Total	2,100	1,303

Accruing loans more than 90 days delinquent:
Consumer	7	-

Foreclosed assets:
One- to four-family	150	675
Lot loans	56	49
Consumer	-	24
Total	213	748

Total nonperforming assets	$2,313	$2,051
Total as a percentage of total assets	1.53%	1.40%
Performing troubled debt restructurings	$3,096	$2,569
____________________
(1) Includes $209,000 and $182,000 of troubled debt restructurings classified as nonaccrual at December 31, 2014 and 2013 respectively.
For the year ended December 31, 2014, gross interest income which would have been recorded had all nonaccruing loans been current in accordance with their original terms amounted to approximately $117,000, $75,000 of which was included in interest income based on cash received.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2014, there were 25 loans totaling $3.3 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered in management's determination of our allowance for loan losses.
Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as "special mention."  We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2014, we had classified $4.8 million of our loans as substandard, none as doubtful and none as loss, of which $2.1 million was included in nonaccruing loans. This total amount of classified loans represented 22.2% of our equity capital plus allowance for loan losses and 3.17% of our assets at December 31, 2014.  We also had classified $500,000 of our loans as special mention.
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
At December 31, 2014, our allowance for loan losses was $1.1 million, or 1.04% of our total loan portfolio and 51.8% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Loans to subprime borrowers are not considered separately when we establish our allowance for loan losses; however, losses on these loans are included in the historical loss factors we use.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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
The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of year	$1,294	$1,533

Charge-offs:
One- to- four-family	169	243
Lot loans	31	32
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	10	144
Automobile	17	1
Credit cards and unsecured	173	136
Deposit accounts	-	-
Other consumer	40	24
Total	440	580

Recoveries:
One- to- four-family	14	14
Lot loans	1	-
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	1	195
Automobile	-	4
Credit cards and unsecured	87	51
Deposit accounts	-	-
Other consumer	-	-
Total	103	264

Net charge-offs	337	316
Provisions for loan losses	130	77
Balance at end of year	$1,087	$1,294

Ratio of net charge-offs during the year to average loans outstanding during the year	0.34%	0.34%

Ratio of net charge-offs during the year to average nonperforming assets	15.19%	15.30%

Allowance as a percentage of nonperforming loans	51.76%	99.31%

Allowance as a percentage of total loans, net (end of period)	1.04%	1.34%

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

	December 31,
	2014		2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$454	46.84%	$605	52.45%
Lot loans	46	3.93	93	5.48
Commercial real estate	206	28.52	163	18.84
Construction…	2	1.09	1	0.40
Commercial	10	0.63	5	0.31
Home equity	115	7.86	146	9.13
Automobile	31	3.39	12	4.14
Credit cards and unsecured	111	6.30	187	7.36
Deposit accounts	-	0.51	-	0.64
Other consumer	39	0.93	64	1.25
Unallocated	73	-	18	-
Total	$1,087	100.00%	$1,294	100.00%

Investment Activities
Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See "How We Are Regulated - Sunshine Savings Bank -- Office of the Comptroller of the Currency Regulation" for a discussion of additional restrictions on our investment activities.
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
Our investment portfolio has historically been a small portion of our assets because we attempt to be fully invested in loans.  We may, however, utilize our borrowing capacity at the Federal Home Loan Bank ("FHLB") Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer expected average life short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Savings Bank.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."
We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2014, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency collateralized mortgage obligations	$24,455	$24,183	$24,457	$23,701
Agency mortgage-backed securities	1,580	1,652	2,167	2,255
Total securities held to maturity	26,035	25,835	26,624	25,956

The composition and contractual maturities of the investment securities portfolio as of December 31, 2014, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Held to maturity securities:
Agency collateralized mortgage obligations	$217	1.73%	$-	-%	$24,238	1.96%	$24,455	1.96%	$24,183
Agency mortgage-backed securities	91	5.08	1,489	3.22	-	-	1,580	3.33	1,652
Total securities	$308	2.72%	$1,489	3.22%	$24,238	1.96%	$26,035	2.04%	$25,835

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.
Deposits.  Our current deposit products include checking, savings, individual retirement savings accounts, money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement certificate of deposit accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2014, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2014, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 79.1% of total deposits.

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
Certificates of deposit represent 20.9% of our deposits at December 31, 2014.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)

Opening balance	$122,060	$121,662
Net Deposits (Withdrawals)	5,468	(8)
Interest credited	377	406

Ending balance	$127,905	$122,060

Net increase	$5,845	$398

Percent increase	4.8%	0.3%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2014		2013
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$26,206	20.5%	$23,435	19.2%
Statement savings	32,183	25.2	29,994	24.6
Money market	35,358	27.6	33,000	27.0
IRA	7,423	5.8	7,060	5.8

Total non-certificates	101,170	79.1	93,489	76.6

Certificates:
0.00 – 0.50%	16,947	13.2	7,618	6.2
0.51 – 1.00%	5,323	4.2	14,996	12.3
1.01 – 2.53%	4,465	3.5	5,957	4.9

Total certificates	26,735	20.9	28,571	23.4

Total deposits	$127,905	100.0%	$122,060	100.0%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2014.

	0.00- 0.50%	0.51- 1.00%	1.01- 2.53%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2015	$3,256	$733	$308	$4,297	16.07%
June 30, 2015	4,208	914	219	5,341	19.98
September 30, 2015	3,972	571	254	4,797	17.94
December 31, 2015	4,480	225	168	4,873	18.23
March 31, 2016	317	206	63	586	2.19
June 30, 2016	626	860	437	1,923	7.19
September 30, 2016	41	718	189	948	3.55
December 31, 2016	47	536	79	662	2.48
March 31, 2017	-	146	278	424	1.59
June 30, 2017	-	208	281	489	1.83
September 30, 2017	-	54	344	398	1.49
December 31, 2017	-	36	194	230	0.86
Thereafter	-	116	1,651	1,767	6.61

Total	$16,947	$5,323	$4,465	$26,735	100.00%

Percent of total	63.39%	19.91%	16.70%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2014.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$3,943	$3,517	$6,714	$4,480	$18,654
Certificates of deposit of $100,000 or more	354	1,824	2,956	2,947	8,081
Total certificates of deposit	$4,297	$5,341	$9,670	$7,427	$26,735

We are a member of and may obtain advances from the FHLB of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank's provide a central credit facility for their member institutions.  These advances are provided upon the security of certain of our mortgage loans and mortgage-backed securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and all long-term advances are required to provide funds for residential home financing.  At December 31, 2014 and December 31, 2013, we had no FHLB advances or other borrowings outstanding. At December 31, 2014, we had the ability to borrow approximately $15.1 million from the FHLB of Atlanta.  We may rely in part on long-term FHLB advances to fund asset and loan growth.  We are required to own stock in the FHLB of Atlanta based on the amount of our advances and total assets.  At December 31, 2014, we had $130,000 in that FHLB stock.
Subsidiary and Other Activities
As a federally chartered savings bank, Sunshine Savings Bank is permitted by OCC regulations to invest up to 2% of our assets, or $3.0 million at December 31, 2014, in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Sunshine Savings Bank has one subsidiary, Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our investment in SMSI as of December 31, 2014 was $100.
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
Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Florida and other eastern states.  These include large national lenders and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services and do not actively seek out multifamily loans.  Customers who seek "one-stop shopping" may be drawn to institutions that offer services that we do not.
We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, Sunshine Savings Bank's share of deposits in the Tallahassee, Florida Metropolitan Statistical Area was approximately 2.5%.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law.  This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  This law also established the Consumer Protection Bureau ("CFPB").  The following discussion summarizes significant aspects of the Dodd Frank Act that may affect Sunshine Savings Bank and Sunshine Financial.  Not all regulations implementing these changes have been promulgated, so we cannot determine the full impact on our business and operations at this time.  The following aspects of the Dodd Frank Act are related to the operations of Sunshine Savings Bank:
•	The former regulations of the OTS remain in effect except as modified by the OCC or the Federal Reserve. There have been no substantial modifications to these regulations.
•	The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sunshine Savings Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.
•	The Federal Deposit Insurance Act directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The prohibition on payment of interest on demand deposits was repealed.

•	State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.
•	Deposit insurance is permanently increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits; however, the FDIC is directed to offset the effect of the increased reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.
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
As a federally chartered savings bank, Sunshine Savings Bank is required to meet a qualified thrift lender ("QTL") test. This test requires Sunshine Savings Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, Sunshine Savings Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, Sunshine Savings Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the QTL test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless it meets the test as specified, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must register, and become subject to the same requirements, as a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  As of December 31, 2014, Sunshine Savings Bank met the QTL test.
Sunshine Savings Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2014, Sunshine Savings Bank had 18.99% of its assets in consumer loans, commercial paper and corporate debt securities and 0.63% assets in commercial non-mortgage loans.
Our relationship with our depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Sunshine Savings Bank is regulated by the OCC.  Sunshine Savings Bank is generally authorized to branch nationwide.
Sunshine Savings Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2014, Sunshine Savings Bank's lending limit under this restriction was $4.8 million. We have no loans in excess of our lending limit.
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
Insurance of Accounts and Regulation by the FDIC. The FDIC insures deposit accounts in Sunshine Savings Bank up to applicable limits.  The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its assessment base, which is total assets less tangible equity.  Insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under the rules for institutions with assets of less than $10.0 billion, for Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates are 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.  For the year ended December 31, 2014, Sunshine Savings Bank paid $122,000 in FDIC premiums.
FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the year ended December 31, 2014, Sunshine Savings Bank paid $8,000 in FICO assessments.
Transactions with Affiliates. Transactions between Sunshine Savings Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates; certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sunshine Savings Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition, Sunshine Savings Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Sunshine Financial is an affiliate of Sunshine Savings Bank.  Sunshine Savings Bank's authority to extend credit to executive officers, directors and 10% shareholders of the bank or its holding company ("insiders"), as well as entities such persons control, is limited.  There are limits on both the individual and aggregate amount of loans that Sunshine Savings

Bank may make to insiders based, in part, on Sunshine Savings Bank's capital level and certain board approval procedures must be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated parties and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.
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
The term Tier 1 capital generally consists of common stockholders' equity, retained earnings, noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, excluding goodwill and other non-qualifying intangible assets.  At December 31, 2014, Sunshine Savings Bank had $133,000 of goodwill and $2.4 million of deferred tax assets excluded from Tier 1 capital.
Total risk-based capital consists of the sum of an institution's Tier 1 capital and the amount of its allowable Tier 2 capital up to the amount of its Tier 1 capital.  Tier 2 capital consists of all cumulative perpetual and limited-life preferred stock, hybrid capital instruments, including mandatory convertible securities, term debt, allowance for loan losses up to 1.25% of risk-weighted assets, and certain unrealized gains on equity securities.  At December 31, 2014, Sunshine Savings Bank had an allowance for loan losses of $1.1 million, which was not more than 1.25% of risk-weighted assets.
 Adjusted total assets consist of total assets as specified in the Call Report adjusted for such items as disallowed servicing assets and accumulated gains/losses on available for sale securities.  At December 31, 2014, Sunshine Savings Bank had $133,000 in disallowed intangible assets and $2.4 million of net deferred taxes, which were subtracted from Call Report total assets of $150.9 million to arrive at adjusted total assets of $148.4 million.
Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight ranging from 0% to 200% based on the inherent risk of the asset. The OCC is authorized to require Sunshine Savings Bank to maintain an additional amount of total capital to account for concentrations of credit risk, levels of interest rate risk, equity investments in non-financial companies and the risks of non-traditional activities or other supervisory concerns. The OCC has not imposed any such requirement on Sunshine Savings Bank.  Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.  At December 31, 2014, Sunshine Savings Bank had Tier 1 capital of $18.1 million, total risk-based capital of $19.2 million, adjusted total assets of $148.4 million, and risk-weighted assets of $99.4 million.  At December 31, 2014, Sunshine Savings Bank had a Tier 1 leverage ratio of 12.21%, a Tier 1 capital to risk-weighted assets ratio of 18.24%, and a total risk-based capital to risk-weighted assets ratio of 19.33%.  At December 31, 2014, Sunshine Savings Bank was considered a well-capitalized institution under OCC regulations.  Regulatory capital is discussed further in Note 18 of the Notes to Consolidated Financial Statements under Item 8 of this report.

The OCC is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet the minimum ratios for an adequately capitalized institution.  Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The plan must include a guaranty by the institution's holding company limited to the lesser of 5% of the institution's assets when it became undercapitalized, or the amount necessary to restore the institution to adequately capitalized status.  The OCC is authorized to impose the additional restrictions on institutions that are less than adequately capitalized.
  The OCC's prompt corrective action regulations state that any institution that fails to comply with its capital plan or has Tier 1 risk-based capital ratios of less than 3.0% or a total risk-based capital ratio of less than 6.0% is considered significantly undercapitalized and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2.0% is critically undercapitalized and becomes subject to further mandatory restrictions on its operations.  The OCC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.  In general, the FDIC must be appointed receiver for a critically undercapitalized institution whose capital is not restored within the time provided.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution.
New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), Sunshine Savings Bank and Sunshine Financial will be subject to new capital regulations adopted by the OCC and the Federal Reserve, which create a new required ratio for common equity Tier 1 ("CET1") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting the capital requirements.
Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI"), explained below, unless the institution elects to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.
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
 The OCC's prompt corrective action standards change when these new capital regulations become effective.  Under the new standards, in order to be considered well-capitalized, Sunshine Savings Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.
Although we continue to evaluate the impact that the new capital rules will have on Sunshine Savings Bank, we currently anticipate Sunshine Savings Bank will remain well-capitalized under the new capital rules, and that Sunshine Financial and Sunshine Savings Bank will meet the capital conservation buffer requirement.
Savings and Loan Holding Company Act and Change in Bank Control Act.  Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company.  A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act.  The term "company" includes corporations, partnerships, associations, and certain trusts and other entities.  "Control" of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly of at least 25% of any class of the savings association's voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding 10% or more of a class of voting securities if the institution has a class of registered securities.  Control may be direct or indirect and may occur through acting in concert with one or more other persons.  In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company.  A provision limiting the acquisition by a bank holding company of more than 5% of the outstanding voting stock of any company is included in the Bank Holding Company Act.
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
Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sunshine Savings Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, and the Community Reinvestment Act ("CRA").  In addition, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
  The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods.  The federal banking regulators take into account the institution's record of performance under the CRA when considering applications for mergers, acquisitions and branches.  Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.  Sunshine Savings Bank received a "satisfactory" rating in its most recent CRA evaluation.
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
Generally, savings institutions, such as Sunshine Savings Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that Sunshine Savings Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as Sunshine Savings Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and Federal Reserve 30 days prior to such distribution.  The OCC and Federal Reserve may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.  For additional information, see "– Current Capital Requirements for Sunshine Savings Bank" and "– New Capital Rules."

The long-term ability of Sunshine Financial to pay dividends to its stockholders is based primarily upon the ability of Sunshine Savings Bank to make capital distributions to Sunshine Financial.  So long as Sunshine Savings Bank continues to remain "well capitalized" and meet the applicable capital conservation buffer requirement (discussed above) after each capital distribution and operates in a safe and sound manner, it is management's belief that the OCC and Federal Reserve will continue to allow Sunshine Savings Bank to distribute its net income to Sunshine Financial, although no assurance can be given in this regard.
Federal Home Loan Bank System.  Sunshine Savings Bank is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Sunshine Savings Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sunshine Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of $130,000.
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
Capital Requirements for Sunshine Financial.  The Federal Reserve has adopted new capital regulations for savings and loan holding companies, which establish the same capital requirements for Sunshine Financial as are described under "Sunshine Savings Bank – New Capital Rules" and become effective on the same schedule, including but not limited to the capital conservation buffer requirement.
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
Volcker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability FDIC-insured institutions and their holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations and others.  The regulations will become effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  We are currently reviewing our investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2014, we had approximately $4.1 million in net operating loss carry forwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  Sunshine Financial has elected to file consolidated return with Sunshine Savings Bank.  As a result, any dividends Sunshine Financial receives from Sunshine Savings Bank will not be included as income to Sunshine Financial.  The corporate dividends-

received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
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
Louis O. Davis, Jr. Mr. Davis serves as the President and Chief Executive Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Davis also serves as the President and Chief Executive Officer of Sunshine Savings Bank, a position he has held since 2005.  He has over 30 years of experience managing savings banks in Florida, including serving as President and Chief Executive Officer of First Bank of Florida and its publicly-traded holding company, First Palm Beach Bancorp.  Mr. Davis also held senior management positions with First Federal of the Palm Beaches, a mutual savings bank in West Palm Beach, Florida.
Brian P. Baggett.  Mr. Baggett serves as the Executive Vice President and Corporate Secretary of Sunshine Financial, positions he has held since its formation in 2010.  Mr. Baggett serves as the Executive Vice President and the Chief Lending Officer of Sunshine Savings Bank, positions he has held since its formation in 2007.  He has been employed at Sunshine Savings Bank, including its predecessor organization, for the last 21 years, and with Sunshine Financial since its incorporation in 2010.  His current responsibilities include overseeing the lending department and bank administration.  He has overseen all major areas of Sunshine Savings Bank.
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
Employees
At December 31, 2014, we had a total of 47 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Internet Website
The Company and Sunshine Savings Bank maintain a website, www.sunshinesavingsbank.com.  Information pertaining to Sunshine Financial, Inc, including SEC filings, can be found by clicking the "Investor Relations" link contained under the heading "About Us."  This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called "SEC Filings."  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact Scott A. Swain, Chief Financial Officer, Sunshine Financial, Inc., 1400 East Park Avenue, Tallahassee, Florida 32301 or by calling (850) 219-7200.
Item 1A.  Risk Factors
Not required; the Company is a smaller reporting company

Item 1B.  Unresolved Staff Comments
None

Item 2.  Properties
At December 31, 2014, we had six full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Savings Bank at December 31, 2014.  The aggregate net book value of our premises and equipment was $4.9 million at December 31, 2014.  See also Note 5 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Savings Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2014
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$ 2,435

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2017	$ 67

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2017	$ 16

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	2024	$ 221

503 Appleyard Drive Tallahassee, FL 32310	2014	Owned	-	$ 804

3641 Coolidge Ct. Tallahassee, FL 32311	2014	Owned	-	$ 1,364

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all prepaid software, data processing and computer equipment utilized by Sunshine Savings Bank at December 31, 2014 was $223,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Savings Bank's operations as a whole.

Item 3.  Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  We do not anticipate incurring any material legal fees or other liability as a result of such litigation.

Item 4.  Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	Stock Price
2014 Quarters	High	Low	Dividends Per Share
First Quarter (01/01/2014 to 03/31/2014)	$18.50	$16.89	---
Second Quarter (04/01/2014 to 6/30/2014)	$18.50	$16.75	---
Third Quarter (07/01/2014 to 09/30/2014)	$19.00	$17.95	---
Fourth Quarter (10/01/2014 to 12/31/2014)	$18.58	$17.62	---

	Stock Price
2013 Quarters	High	Low	Dividends Per Share
First Quarter (01/01/2013 to 03/31/2013)	$14.50	$10.25	---
Second Quarter (04/01/2013 to 06/30/2013)	$14.75	$13.02	---
Third Quarter (07/01/2013 to 09/30/2013)	$15.75	$12.82	---
Fourth Quarter (10/01/2013 to 12/31/2013)	$18.25	$15.60	---

At December 31, 2014, there were 1,094,110 shares outstanding and the closing price of our common stock on that date was $18.00. On that date, we had approximately 184 shareholders of record.
The Company does not currently pay any dividends.  Our cash dividend payout policy, however, is continually reviewed by management and the Board of Directors.  The payment of dividends will depend upon a number of factors, including capital requirements, Sunshine Financial's and Sunshine Savings Bank's financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Future dividends are not guaranteed and will depend on our ability to pay them.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sunshine Savings Bank.  Federal regulations restrict the ability of Sunshine Savings Bank to pay dividends and make other capital distributions to us.  See "Business - How We Are Regulated -‑ Limitations on Dividends and Other Capital Distributions" in Part I, Item 1 of this report.

Equity Compensation Plan Information

The equity compensation plan information presented Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2014 – October 31, 2014	---	---	---	115,751
November 1, 2014 – November 30, 2014	38,700	$ 18.00	38,700	77,051
December 1, 2014 – December 31, 2014	24,700	18.00	24,700	52,351
Total	63,400	$ 18.00	63,400	52,351

On October 1, 2014, the Company announced that its board of directors authorized the purchase of up to 115,351 shares, or approximately 10%, of its common stock in the open market or privately negotiated transaction from time to time over a twelve month period, subject to market conditions and other factors. The stock repurchase program is continuing.

Item 6.      Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The summary information presented below under "Selected Financial Condition Data" and "Selected Operations Data" for, and as of the end of, each of the years ended December 31, 2014, 2013 and 2012 is derived from our audited consolidated financial statements.  The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2014	2013	2012
Selected Financial Condition Data:	(In thousands)
Total assets	$151,006	$146,502	$147,440
Cash and cash equivalents	13,032	14,455	26,909
Loans receivable net	102,786	95,479	95,335
Securities held to maturity, at amortized cost:
U.S. government and federal agency	26,035	26,624	15,441
Federal Home Loan Bank stock	130	177	218
Deposits	127,905	122,060	121,662
Equity	22,388	23,714	24,935

	For the Year Ended December 31,
	2014	2013	2012
	(In Thousands, except per share data)
Selected Operations Data:
Total interest income	$5,907	$5,742	$5,940
Total interest expense	377	406	553
Net interest income	5,530	5,336	5,387
Provision for loan losses	130	77	1,409
Net interest income after provision for loan losses	5,400	5,259	3,978
Fees and service charges on deposit accounts	1,600	1,828	2,126
Gain on loan sales	149	439	350
Gain (loss) on sale of foreclosed real estate	49	313	92
Fees and service charges on loans	89	106	112
Other income	17	161	39
Total noninterest income	1,904	2,847	2,719
Total noninterest expense	7,270	7,540	7,573
Earnings (loss) before income taxes (benefit)	34	566	(876)
Income taxes (benefit)	(5)	181	(348)
Net earnings (loss)	$39	$385	$(528)

Basic earnings (loss) per share	$0.04	$0.34	$(0.46)
Diluted earnings (loss) per share	$0.04	$0.33	$(0.46)

	For the Year Ended December 31,
	2014	2013	2012

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net earnings (loss) to average total assets)	0.03%	0.26%	(0.37)%
Return on equity (ratio of net earnings (loss) to average equity)	0.17	1.54	(2.11)
Dividend payout ratio	-	-	-
Interest-rate spread information:
Average during period	3.99	3.85	3.93
End of period	4.11	3.87	4.11
Net interest margin(1)	4.08	3.96	4.08
Noninterest income to operating revenue	24.38	33.15	31.04
Noninterest expense to average total assets	4.95	5.17	5.28
Average interest-earning assets to average interest-bearing liabilities	1.34	1.36	1.35
Efficiency ratio(2)	96.88	89.44	88.02

Asset quality ratios:
Nonperforming assets to total assets at end of period	1.53	1.40	2.89
Nonperforming loans to total loans	2.01	1.35	2.35
Allowance for loan losses to non- performing loans	51.76	99.30	66.45
Allowance for loan losses to loans receivable, net	1.04	1.34	1.56
Net charge-offs to average loans outstanding	0.34	0.34	1.24

Capital Ratios:
Equity to total assets at end of period	14.83	16.19	16.91
Average equity to average assets	15.84	17.09	17.47

Other data:
Number of full-service offices	6	4	4
__________________________________________
(1)	Net interest income divided by average interest-earning assets.
(2)
Total noninterest expense, excluding foreclosed asset and repossessed property related expenses and terminated stock offering costs, as a percentage of net interest income and total other operating income, excluding net securities transactions.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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
Over the last year, our net interest margin has increased as a result of the increase in our yield on earning assets.  Our average yield on interest-earning assets increased 10 basis points to 4.36% for the year ended December 31, 2014 compared to 4.26% for the year ended December 31, 2013, while our average funding costs decreased 4 basis points from 0.41% during the year ended December 31, 2013 to 0.37% for the year ended December 31, 2014.  Our net interest rate spread increased to 3.99% for the year ended December 31, 2014 compared to 3.85% for the year ended December 31, 2013.

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
Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  Despite these efforts, nonperforming assets increased to $2.3 million at December 31, 2014 compared to $2.0 million at December 31, 2013, and our nonperforming loans increased to $2.1 million at December 31, 2014, compared to $1.3 million at December 31, 2013. Nonperforming one-four family loans increased $744,000 during the year due to an increase of 4 loans.  Our percentage of nonperforming assets to total assets was 1.52% and 1.37% at December 31, 2014 and 2013, respectively.
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
Growing our franchise within the Tallahassee metropolitan area. We operate with a service-oriented approach to banking by meeting our customers' needs and emphasizing the delivery of a consistent and high-quality level of professional service. The net proceeds of our 2011 stock offering will allow us to invest in more loans, when appropriate, and provide a menu of services consistent with the needs of the customers in our market area.  Our attention to client service and competitive rates allows us to attract and retain deposit and loan customers.

During September 2013, we purchased the buildings, real estate, fixtures and equipment of two former bank branch offices in Tallahassee, Florida, as future branch locations of Sunshine Savings Bank.  One of the properties is located at 3641 Coolidge Ct., Tallahassee, FL, in the rapidly growing section of Southwood, and the other property is located at 503 Appleyard Drive, Tallahassee, FL and is situated directly across from Tallahassee Community College and the Lively Technical Institute.  On January 15, 2014, we opened a branch at the Appleyard location and on June 2, 2014 we opened a branch at the Coolidge Court location.  Management believes that both facilities are located in high traffic growth areas strategically important to our future growth and profitability.
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
Continuing to originate residential and increasing commercial real estate loans.  Our primary lending focus has been, and will continue to be, on originating one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.  Although our loan originations have declined during recent periods as we focused on our asset quality and experienced lower demand for residential and consumer loans reflecting both the weak housing market and overall weak economic conditions, we intend to continue to emphasize these lending activities without reducing our credit underwriting standards.  In addition, we began originating commercial real estate loans in the second quarter of 2012. Commercial real estate lending diversifies our loan portfolio and gives us the opportunity to earn more income because these loans have higher interest rates than residential mortgages in order to compensate for the increased credit risk. At December 31, 2014, commercial real estate loans represented 28.5% of our loan portfolio.
Controlling our operating expense while continuing to provide excellent customer service. Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.  As a result we believe we can cost-effectively grow as we continue to meet the financial needs of the communities in which we operate.  We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries.  Our ability to provide these services is enhanced by the experience of our executive officers, who have an average of over 28 years' experience in the financial services industry.

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
Deferred Tax Assets.  Income taxes are reflected in our financial statements to show the tax effects of the operations and transactions reported in the financial statements and consist of taxes currently payable plus deferred taxes.  GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  They are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled and are determined using the assets and liability method of accounting.  The deferred income provision represents the difference between net deferred tax asset/liability at the beginning and end of the reported period.  In formulating our deferred tax asset, we are required to estimate our earnings and taxes in the jurisdiction in which we operate.  This process involves estimating our actual current tax exposure for the reported period together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  The realization of deferred tax assets is dependent on results of future operations.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013
General. Total assets increased $4.5 million, or 3.1%, to $151.0 million at December 31, 2014 from $146.5 million at December 31, 2013. The increase in total assets was due primarily to increases in net loans, slightly offset by a decrease in cash and cash equivalents.  Loans increased $7.3 million while cash and cash equivalents decreased $1.4 million during the year ended December 31, 2014. The net increase in assets was funded primarily by a $5.8 million, or 4.8%, increase in deposits from December 31, 2013 to December 31, 2014.
Loans.  Our net loan portfolio increased $7.3 million or 7.7% to $102.8 million at December 31, 2014 from $95.5 million at December 31, 2013.  Consistent with our strategy to diversify our loan portfolio and to add higher yielding loans, commercial real estate loans increased $11.6 million  or 63.8% while one- to four-family real estate mortgage loans decreased $1.7 million and lot loans decreased $1.2 million.  Consumer loans decreased $1.9 million primarily due to a $605,000 decrease in home equity loans and $517,000 decrease in credit cards and unsecured loans.  Total loan originations decreased $4.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 and loan repayments decreased $4.9 million for the same period.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac and Crescent Mortgage to generate additional income.
Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2013 was $1.1 million, or 1.04% of loans, compared to $1.3 million, or 1.34% of loans, at December 31, 2013.  Nonperforming loans increased to $2.1 million at December 31, 2014 from $1.3 million at December 31, 2013.  Nonperforming loans to total loans increased to 2.01% at December 31, 2014 from 1.35% at December 31, 2013.  Loans on nonaccrual which were less than ninety days past due totaled $534,000 at December 31, 2014 compared to $457,000 at December 31, 2013.
Deposits.  Total deposits increased $5.8 million, or 4.8%, to $127.9 million at December 31, 2014 from $122.1 million at December 31, 2013.  This increase was due primarily to an increase in savings, money-market deposit accounts, and noninterest-bearing deposit accounts, partially offset by a decrease in time deposits as some bank customers chose to move maturing time deposits into money-market deposit accounts due to relatively comparable interest rates, the immediate availability of funds and the anticipation of higher time deposit rates in the future.
Equity.  Total equity decreased $1.3 million to $22.4 million at December 31, 2014, from $23.7 million at December 31, 2013.  This decrease was due to the repurchase of 84,344 shares of common stock at an average price of $18.06 per share for a total cost of $1.5 million during the year ended December 31, 2014, which were partially offset by stock-based compensation of $ 152,000 and net earnings of $39,000 for the year ended December 31, 2014.

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

	Year Ended December 31,
	2014				2013
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$98,470		$5,288	5.37%	$94,296		$5,318	5.64%
Investments	26,176		595	2.27	17,572		364	2.07
FHLB stock	146		6	4.10	191		5	2.62
Other interest-earning assets	10,694		18	0.17	22,775		55	0.24

Total interest-earning assets(1)	135,486		5,907	4.36	134,834		5,742	4.26

Interest-Bearing Liabilities:
Money market	34,032		149	0.44	32,142		137	0.43
Savings	38,946		93	0.24	36,553		107	0.29
Time deposits	27,879		135	0.48	30,631		162	0.53

Total interest-bearing liabilities	100,857		377	0.37	99,326		406	0.41

Net interest income			$5,530				$5,336
Interest rate spread				3.99%				3.85%
Net earning assets	$34,629				$35,508
Net interest margin(2)				4.08%				3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.34	x			1.36	x
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

	Year Ended December 31, 2014 vs. 2013
	Increase (decrease) due to		Total increase (decrease)
	Volume	Rate

Interest earning assets:
Loans receivable	$235	$(265)	$(30)
Investments	178	53	231
FHLB stock	(1)	2	1
Other interest-earning assets	(29)	(8)	(37)

Total interest-earning assets	383	218	165

Interest-bearing liabilities:
Money market	8	3	11
Savings	7	(20)	(13)
Time deposits	(15)	(12)	(27)

Total interest-bearing liabilities	-	(29)	(29)

Net interest income	$383	$(189)	$194

Comparison of Results of Operation for the Year Ended December 31, 2014 and 2013
General.  For the year ended December 31, 2014 we recorded net earnings of $39,000 or $0.04 per basic and diluted share compared to recorded net earnings of $385,000 or $0.34 per basic and $0.33 per diluted share for the year ended December 31, 2013, resulting in a return on average assets of 0.03% for the year ended December 31, 2014 compared to 0.26 % for last year.  The $346,000 decrease in net earnings was due primarily to a $943,000 decrease in noninterest income and a $53,000 increase in provision for loan losses, offset by $194,000 increase in net interest income, a $270,000 decrease in noninterest expense, and a $186,000 decrease in income tax expense.
Net Interest Income.  Net interest income increased $194,000, or 3.6%, to $5.5 million for the year ended December 31, 2014 from $5.3 million for the same period in 2013, primarily due to the increase in the average balance and yield of our investment portfolio and by our lower cost of deposits.  Our interest rate spread increased to 3.99% for the year ended December 31, 2014 from 3.85% for the same period in 2013, while our net interest margin increased to 4.08% at December 31, 2014 from 3.96% at December 31, 2013.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2014 decreased to 1.34x, from 1.36x for the year ended December 31, 2013.

Interest Income.   Interest income for the year ended December 31, 2014 increased $165,000, or 2.9%, to $5.9 million from $5.7 million for the same period ended December 31, 2013.  The increase in interest income for the year ended December 31, 2014 was primarily due to higher average balances of loans and investments and a 20 basis point improvement in the yield earned on investments, partially offset by lower yields earned on loans.  Average interest-earning loans increased to $98.5 million during the year ended December 31, 2014 compared to $94.3 million for the year ended December 31, 2013, while the average yield earned on loans declined 27 basis points to 5.37% at December 31, 2014 reflecting the continued low interest rate environment.  Interest income on investments increased $231,000 for the year ended December 31, 2014 compared to the previous year end.  This was primarily due to average balance of interest-earning investments increasing to $26.2 million from $17.6 million.
Interest Expense. Interest expense for the year ended December 31, 2014 was $377,000 compared to $406,000 for the same period in 2013, a decrease of $29,000 or 7.1%.  The decrease was the result of decreases in both the average balance of and the average rate paid on time deposits and the average rate paid on money-market and statement savings accounts, partially offset by higher average balances of money-market and statement savings accounts.  The average balance of time deposits decreased to $27.9 million for the year ended December 31, 2014 from $30.6 million for the same period in 2013, and the average rate paid on time deposits decreased to 0.48% from 0.53%.  The average balance of money-market and statement savings accounts increased to $73.0 million for the year ended December 31, 2013 from $68.7 million for the same period in 2013, and the average rate paid on these accounts decreased to 0.33% from 0.36%. The total cost of funds for the year ended December 31, 2014 decreased to 0.37% from 0.41% for the year ended December 31, 2013.
Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.  See "- Critical Accounting Policies -- Allowance for Loan Loss" for a description of the manner in which the provision for loan losses is established.

Based on management's evaluation of the foregoing factors, we recorded a provision for loan losses of $130,000 for the year ended December 31, 2014 and $77,000 for the same period in 2013.  The increase in the provision for loan losses during 2014 reflects the increase in our commercial real estate loan portfolio, as well as the increase in non-performing loans compared to 2013.  Net charge-offs for the year ended December 31, 2014 were $337,000 compared to $316,000 for the year ended December 31, 2013.  Nonperforming loans to total loans at December 31, 2014 were 2.01% compared to 1.35% at December 31, 2013.  The allowance for loan losses to loans receivable was 1.04% at December 31, 2014 compared to 1.34% at December 31, 2013.

Management considers the allowance for loan losses at December 31, 2014 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the year ended December 31, 2014 decreased $943,000, or 33.1%, to $1.9 million compared to $2.8 million for the same period in 2013. Gain on the sale of foreclosed real estate decreased $264,000, gain on loan sales decreased $290,000, other income decreased $144,000, and service charges on deposit accounts decreased $228,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013.  Gain on the sale of foreclosed real estate decreased as there were only 5 sales during the year ended December 31, 2014 due to the reduction in real estate owned. The primary cause for the decrease in fees from deposit accounts was a decrease in income from non-sufficient fund charges and debit card activity, while the decrease in other income was primarily due to the one time recovery of a previously written off asset in 2013. The decrease in gain on the sale of loans was primarily due to a decrease in the volume of loans sold due to an increase in mortgage interest rates which reduced refinancing activity in 2014.
Noninterest Expense. Noninterest expense for the year ended December 31, 2014 was $7.3 million compared to $7.5 million for the same period in 2013, a decrease of $270,000 or 3.6%.  The largest decrease occurred in foreclosed real estate expense, which decreased $146,000, or 69.5%, to $64,000 for the year ended December 31, 2014, from $210,000 for the same period last year.  The decrease in foreclosed assets expense was primarily was due to decreases in the volume of foreclosures in 2014 and related costs and write-downs.  In addition, professional fees decreased $144,000 or 20.8% to $547,000 for the year ended December 31, 2014, from $691,000 for the same period last year due to a decrease in legal fees associated with foreclosed real estate and lower consulting fees.
Income Taxes. For the year ended December 31, 2014, we recorded an income tax benefit of $5,000 on before tax earnings of $34,000.  For the year ended December 31, 2013, we recorded income taxes of $181,000 on before tax earnings of $566,000.  Our effective tax rate for the year ended December 31, 2014 was (14.7)% compared to 32.0% for the same time period in 2013.

Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2014, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a positive 5.16%, which generally means we are asset sensitive, with more assets maturing or repricing in one year than liabilities.  Accordingly, if interest rates rise, our net interest income would be expected to increase because interest received on interest-earning assets, including loans and other investments, would increase faster than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is positive is due to our high balances in Interest-bearing deposits with banks and short maturity MBS.  However, rising interest rates may hurt our income because they may reduce the demand for loans.
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
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our present value equity ("PVE"), which is defined as the net present value of our existing assets and liabilities.  The committee also valuates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of Sunshine Savings Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2014, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up and down 300 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared.  As illustrated in the table below, our PVE would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2014
Change in Interest Rates in Basis Points	Present Value Equity ($ in thousands)			PVE Ratio %
	Amount	$ Change	% Change
+300	$18,395	$(6,395)	(25.79)%	13.38%
+200	20,522	(4,268)	(17.22)	14.46
+100	22,823	(1,967)	(7.93)	15.56
Base	24,790	-	-	16.40
-100	26,075	1,285	5.18	16.84
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

 Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities and calls of securities.  At December 31, 2014, we had $13.0 million in cash and cash equivalents that could be used for our funding needs. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2014, we had the capacity to borrow approximately $15.1 million from the Federal Home Loan Bank of Atlanta.  We also have lines of credit at one financial institution that would allow us to borrow up to $2.5 million at December 31, 2014.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the year ended December 31, 2014, cash provided by operating activities totaled $0.6 million, compared to $1.8 million in cash provided by operating activities for the year ended December 31, 2013.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities,  totaled $6.4 million for the year ended December 31, 2014, compared to cash used of $12.4 million for the same period in 2013.  Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, was $4.3 million for the year ended December 31, 2013, compared to cash used of $1.4 million in 2013.  These changes are primarily due to increases in loans funded by increases in deposits.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At December 31, 2014, the Company (on an unconsolidated basis) had liquid assets of $1.7 million.
We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2014, is as follows (in thousands):

Unused lines of credit	$ 14,794

Capital Resources
Sunshine Savings Bank is subject to minimum capital requirements imposed by the OCC.  Based on its capital levels at December 31, 2014, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  At December 31, 2014, Sunshine Savings Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a Tier 1 leverage capital level of 12.21% of adjusted total assets, which is above the required level of 5.00%; Tier I capital to risk-weighted assets of 18.24%, which is above the required level of 6% and total risk-based capital to risk-weighted assets of 19.33%, which is above the required level of 10.00%.  Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information See "Business - How We Are Regulated – Sunshine Savings Bank -- New Capital Rules" in Part I, Item 1 of this Form 10-K for revised capital rules that Sunshine Savings Bank became subject to as of January 1, 2015.

At December 31, 2014, stockholders' equity at Sunshine Savings Bank totaled $20.7 million.  Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.  The total capital ratio to risk-weighted assets at December 31, 2014 was 19.33%.  The tier one capital ratio to total assets at December 31, 2014 was 12.21%.

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those good and services normally purchased by Sunshine Savings Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
See "Asset/Liability Management" under Item 7 above

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sunshine Financial, Inc.
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 30, 2015

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share data)

	At December 31,
	2014	2013
Assets

Cash and due from banks	$3,682	$620
Interest-bearing deposits with banks	9,350	13,835

Cash and cash equivalents	13,032	14,455

Securities held to maturity (fair value of $25,835 and $25,956)	26,035	26,624
Loans, net of allowance for loan losses of $1,087 and $1,294	102,786	95,479
Premises and equipment, net	4,907	5,107
Federal Home Loan Bank stock, at cost	130	177
Deferred income taxes	2,561	2,556
Accrued interest receivable	350	311
Foreclosed real estate	206	724
Other assets	999	1,069

Total assets	$151,006	$146,502

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	26,206	23,435
Money-market deposit accounts	35,358	33,000
Savings accounts	39,606	37,054
Time deposits	26,735	28,571

Total deposits	127,905	122,060

Official checks	325	364
Advances by borrowers for taxes and insurance	29	1
Other liabilities	359	363

Total liabilities	128,618	122,788

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,094,110 and 1,174,454 shares issued and outstanding at December 31, 2014 and 2013, respectively	10	11
Additional paid in capital	8,334	9,789
Retained earnings	14,709	14,670
Unearned Employee Stock Ownership Plan shares	(665)	(756)

Total stockholders' equity	22,388	23,714

Total liabilities and stockholders' equity	$151,006	$146,502

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
Interest income:
Loans	$5,288	$5,318
Securities	595	364
Other	24	60

Total interest income	5,907	5,742

Interest expense-
Deposit accounts	377	406

Net interest income	5,530	5,336

Provision for loan losses	130	77

Net interest income after provision for loan losses	5,400	5,259

Noninterest income:
Fees and service charges on deposit accounts	1,600	1,828
Gain on loan sales	149	439
Gain on sale of foreclosed real estate	49	313
Fees and charges on loans	89	106
Other	17	161

Total noninterest income	1,904	2,847

Noninterest expenses:
Salaries and employee benefits	3,494	3,526
Occupancy and equipment	1,215	1,192
Data processing services	815	793
Professional fees	547	691
Deposit insurance	122	120
Advertising and promotion	106	68
Stationery and supplies	101	81
Telephone and postage	250	242
Foreclosed real estate	64	210
Credit card expense	136	129
Other	420	488

Total noninterest expenses	7,270	7,540

Earnings before income taxes (benefit)	34	566

Income taxes (benefit)	(5)	181

Net earnings	$39	$385

Basic earnings per common share	$0.04	$0.34

Diluted earnings per common share	$0.04	$0.33

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2014 and 2013
($ In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2012	1,234,454	$12	11,481	14,285	(843)	24,935

Net earnings	-	-	-	385	-	385

Repurchase of common stock	(102,500)	(1)	(1,763)	-	-	(1,764)
Stock based compensation expense	42,500	-	111	-	-	111

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants	-	-	(40)	-	87	47

Balance, December 31, 2013	1,174,454	11	9,789	14,670	(756)	23,714

Net earnings	-	-	-	39	-	39

Repurchase of common stock	(84,344)	(1)	(1,528)	-	-	(1,529)

Stock based compensation expense	4,000	-	152	-	-	152

Common stock allocated to ESOP participants	-	-	(79)	-	91	12

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$39	$385
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	384	547
Provision for loan losses	130	77
Deferred income taxes (benefit)	(5)	156
Net amortization of premiums/discounts on securities	41	64
Net amortization of deferred loan fees and costs	39	11
Loans originated for sale	(5,897)	(8,761)
Proceeds from loans sold	5,872	9,524
Gain on sale of loans	(149)	(439)
ESOP compensation expense	12	47
Share-based compensation expense	152	111
(Increase) decrease in accrued interest receivable	(39)	56
Decrease in other assets	16	432
Gain on sale of foreclosed real estate	(49)	(313)
Write-down of foreclosed real estate	41	29
Amortization of loan servicing rights	54	36
Decrease in official checks	(39)	(78)
Net increase (decrease) in advances by borrowers for taxes and insurance	28	(28)
Decrease in other liabilities	(4)	(9)

Net cash provided by operating activities	626	1,847
Cash flows from investing activities:
Purchases of securities held-to-maturity	(3,897)	(14,577)
Principal pay-downs on held-to-maturity securities	4,445	3,330
Net increase in loans	(7,467)	(1,846)
Net purchases of premises and equipment	(184)	(2,333)
Redemption of Federal Home Loan Bank stock	47	41
Proceeds from sale of foreclosed real estate	716	2,452
Capital expenditures for foreclosed real estate	(25)	(2)

Net cash used in investing activities	(6,365)	(12,935)

Cash flows from financing activities:
Net increase in deposits	5,845	398
Repurchase of common stock	(1,529)	(1,764)

Net cash provided (used) by financing activities	4,316	(1,366)

Decrease in cash and cash equivalents	(1,423)	(12,454)

Cash and cash equivalents at beginning of year	14,455	26,909

Cash and cash equivalents at end of year	$13,032	$14,455

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$25

Interest	$377	$406

Noncash transactions:
Transfer from loans to foreclosed real estate	$165	$1,012

Loan servicing rights capitalized	$-	$278

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014 and 2013 and the Years Then Ended

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

Principles of Consolidation.  The consolidated financial statements include the accounts of Sunshine Financial and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.  In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Securities.  Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in earnings.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held‑to‑maturity securities.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in comprehensive income. Gains and losses on the sale of available‑for‑sale securities are recorded on the trade date and are determined using the specific‑identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2014 and 2013, there were $249,000 and $75,000, respectively, of loans held for sale.  Loans held for sale are included in loans on consolidated balance sheets.

Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay‑off are reported at their outstanding principal adjusted for any charge‑offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the years ended December 31, 2014 or 2013.

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

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2014, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Loan Servicing.  Servicing assets are recognized as separate assets when rights are retained or acquired through purchase or through sale of financial assets.  Capitalized servicing rights are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  At December 31, 2014 and 2013, the amount of loan servicing assets was immaterial.

Premises and Equipment.  Land is stated at cost.  Buildings and improvements and furniture and equipment are stated at cost, less accumulated depreciation.  Depreciation expense is computed using the straight‑line method over the estimated useful lives of the assets.  Estimated useful lives for buildings and improvements range from ten to forty years; for furniture and fixtures from five to seven years.

Foreclosed Real Estate.  Real estate acquired through, or in lieu of, loan foreclosure is held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the new cost basis or fair value less costs to sell.  Revenue and expenses from operations are included in the consolidated statements of earnings.

Off‑Balance‑Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off‑balance‑sheet financial instruments consist of unused lines of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Deposit Liabilities.  The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using the Company's interest-rate risk management model, Risk Analytics.

Off-Balance-Sheet Financial Instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.  The fair value of these fees is not material.

Recent Pronouncements.  In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The ASU is effective beginning January 1, 2015.  The adoption of ASU 2014-04 is not expected to impact the Company's consolidated financial statements.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements. Continued.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 to determine the potential impact ASU No. 2014-09 will have on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20). The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Regulatory Developments
Basel III Rules.  On July 2, 2013, the Federal Reserve Board ("FRB") approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier I capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier I capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. In July 2013, the Office of the Comptroller of the Currency ("OCC") approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. The federal regulators rules are identical in substance to the final rules issued by the FRB.

The phase-in period for the final rules began for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We do not expect the new Basel III Rules to have a material impact on the Company's Consolidated Financial Statements.

Reclassifications.  Certain amounts in the 2013 consolidated financial statements have been reclassified to conform with the 2014 presentation.

(2)  Earnings Per Share
Earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding for 2014. For the years ended December 31, 2014 and 2013, the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2014			2013
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Year Ended December 31:
Basic EPS:
Net earnings (loss)	$39	1,038,015	$0.04	$385	1,147,610	$(0.34)

Effect of dilutive securities-
Incremental shares from assumed conversion
of options (antidilutive in 2012)		31,172			17,467

Diluted EPS:
Net earnings (loss)	$39	1,069,187	$0.04	$385	1,165,077	$0.33

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Securities Held to Maturity
Management has classified all securities as held to maturity.  The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2014:
Mortgage-backed securities	$1,580	72	-	1,652
Collateralized mortgage obligations	24,455	65	(337)	24,183

	$26,035	137	(337)	25,835

At December 31, 2013:
Mortgage-backed securities	$2,167	88	-	2,255
Collateralized mortgage obligations	24,457	34	(790)	23,701

	$26,624	122	(790)	25,956

There were no securities pledged as of December 31, 2014 and 2013.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2014-
Collateralized mortgage obligations	$(27)	5,984	(310)	11,283

At December 31, 2013-
Collateralized mortgage obligations	$(481)	17,985	(309)	4,315

At December 31, 2014, the unrealized losses on eighteen securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or the entire decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans
The loan portfolio segments and classes at the dates indicated are as follows (in thousands):

	December 31,
	2014	2013
Real estate mortgage loans:
One-to-four family	$48,957	$50,629
Lot loans	4,109	5,293
Commercial real estate	29,803	18,189
Construction	1,140	381

Total real estate mortgage loans	84,009	74,492

Commercial	656	296

Consumer loans:
Home equity	8,212	8,817
Automobile	3,545	4,000
Credit cards and unsecured	6,583	7,100
Deposit account	534	622
Other	973	1,202

Total consumer loans	19,847	21,741

Total loans	104,512	96,529

Less:
Loans in process	(526)	318
Deferred fees and discounts	(113)	(74)
Allowance for losses	(1,087)	(1,294)

Total loans, net	$102,786	$95,479

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

The activity in the allowance for loan losses for the periods shown was as follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to- Four Family	Lot Loans	Commercial Real Estate	Real Estate Constructtion	Comm- ercial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other Consumer Loans	Un- allocated	Total
Year Ended December 31, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	4	(17)	43	1	5	(22)	36	10	-	15	55	130
Charge-offs	(169)	(31)	-	-	-	(10)	(17)	(173)	-	(40)	-	(440)
Recoveries	14	1	-	-	-	1		87	-	-	-	103

Ending balance	$454	46	206	2	10	115	31	111	-	39	73	1,087

Individually evaluated for impairment:
Recorded investment	$3,297	-	-	-	-	289	-	14	-	-	-	3,600
Balance in allowance for loan losses	$63	-	-	-	-	4	-	2	-	-	-	69

Collectively evaluated for impairment:
Recorded investment	$45,660	4,109	29,803	1,140	656	7,923	3,545	6,569	534	973	-	100,912
Balance in allowance for loan losses	$391	46	206	2	10	111	31	109	-	39	73	1,018
Year Ended December 31, 2013:
Beginning balance	$690	88	78	-	-	343	9	231	-	94	-	1,533
Provision (credit) for loan loss	144	37	85	1	5	(248)	-	41	-	(6)	18	77
Charge-offs	(243)	(32)	-	-	-	(144)	(1)	(136)	-	(24)	-	(580)
Recoveries	14	-	-	-	-	195	4	51	-	-	-	264

Ending balance	$605	93	163	1	5	146	12	187	-	64	18	1,294

Individually evaluated for impairment:
Recorded investment	$2,935	-	-	-	-	281	-	47	-	-	-	3,263
Balance in allowance for loan losses	$68	-	-	-	-	3	-	3	-	-	-	74

Collectively evaluated for impairment:
Recorded investment	$47,694	5,293	18,189	381	296	8,536	4,000	7,053	622	1,202	-	93,266
Balance in allowance for loan losses	$537	93	163	1	5	143	12	184	-	64	18	1,220

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the loan credit quality at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One-to- Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Account	Other	Total
At December 31, 2014:
Grade:
Pass	$44,305	4,031	29,803	1,140	656	7,726	3,526	6,563	534	938	99,222
Special mention	375	34	-	-	-	57	14	7	-	12	499
Substandard	4,277	44	-	-	-	429	5	13	-	23	4,791

Total	$48,957	4,109	29,803	1,140	656	8,212	3.545	6,583	534	973	104,512

At December 31, 2013:
Grade:
Pass	$46,775	5,293	18,189	381	296	8,464	3,958	7,029	622	1,008	92,015
Special mention	483	-	-	-	-	75	4	13	-	28	603
Substandard	3,371	-	-	-	-	278	38	58	-	166	3,911

Total	$50,629	5,293	18,189	381	296	8,817	4.000	7,100	622	1,202	96,529

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2014:
Real estate loans:
One-to-four family	$417	90	-	507	46,709	1,741	48,957
Lot loans	69	34	-	103	3,962	44	4,109
Commercial	-	-	-	-	29,803	-	29,803
Construction	-	-	-	-	1,140	-	1,140
Commercial loans	-	-	-	-	656	-	656
Consumer loans:
Home equity	154	27	-	181	7,767	264	8,212
Automobile	12	14	-	26	3,514	5	3,545
Credit cards and unsecured	29	83	7	119	6,441	23	6,583
Deposit account	5	-	-	5	529	-	534
Other	83	12	-	95	855	23	973

Total	$769	260	7	1,036	101,376	2,100	104,512

At December 31, 2013:
Real estate loans:
One-to-four family	$912	494	-	1,406	48,226	997	50,629
Lot loans	-	35	-	35	5,238	20	5,293
Commercial	-	-	-	-	18,189	-	18,189
Construction	-	-	-	-	381	-	381
Commercial loans	-	-	-	-	296	-	296
Consumer loans:
Home equity	123	72	-	195	8,553	69	8,817
Automobile	2	4	-	6	3,956	38	4,000
Credit cards and unsecured	63	13	-	76	7,011	13	7,100
Deposit account	-	-	-	-	622	-	622
Other	130	29	-	159	877	166	1,202

Total	$1,230	647	-	1,877	93,349	1,303	96,529

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2014:
Real estate loans-
One-to-four family	$2,069	2,196	1,228	1,244	63	3,297	3,440	63
Consumer loans-
Home equity	155	183	134	134	4	289	317	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$2,224	2,379	1,376	1,392	69	3,600	3,771	69

At December 31, 2013:
Real estate loans-
One-to-four family	$1,468	1,578	1,467	1,467	68	2,935	3,045	68
Consumer loans-
Home equity	236	265	45	45	3	281	310	3
Credit card and unsecured	31	37	16	16	3	47	53	3

	$1,735	1,880	1,528	1,528	74	3,263	3,408	74

As of December 31, 2014 and 2013, the Company's loan portfolio included primarily large groups of smaller balance homogeneous loans.  The Company considers individual single family home loans which are in the process of foreclosure for impairment as well as all troubled debt restructurings ("TDR") (which involve loans in which the Company forgave a portion of interest or principal or reduced the interest rate materially less than that of market rates). All TDRs are also classified as impaired loans.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2014:
Real estate loans:
One-to-four family	$2,797	64	72
Consumer loans:
Home equity	291	9	11
Credit card and unsecured	15	2	2

Total	$3,103	75	85

For the Year Ended December 31, 2013:
Real estate loans:
One-to-four family	3,076	92	95
Lot loans	18	-	-
Consumer loans:
Home equity	268	6	6
Credit card and unsecured	36	1	1

Total	$3,398	99	102

TDRs entered into at the dates indicated are as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
Year Ended December 31, 2014:
Real estate mortgage loans-
One-to-four family-
Modified interest rates and principal balance	4	$1,084	$1,059
Consumer loans-
Credit card and unsecured-
Modified interest rates	5	32	32

	5	$1,116	1,091

Year Ended December 31, 2013:
Real estate mortgage loans-
One-to-four family-
Modified interest rates	3	$952	952
Consumer loans-
Home equity-
Modified interest rates	1	45	45
Credit card and unsecured-
Modified interest rates	1	17	17

	5	$1,014	1,014

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The allowance for loan losses on residential real estate and consumer loans that have been restructured and are considered TDR's is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.  The Company has not had any TDR's which were restructured during the 2014 or 2013 that subsequently defaulted in the same year. The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.

(5)  Premises and Equipment
Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2014	2013

Land	$1,138	1,125
Buildings and improvements	5,590	5,574
Furniture and equipment	4,388	4,233

Total, at cost	11,116	10,932

Less accumulated depreciation	6,209	5,825

Premises and equipment, net	$4,907	5,107

Certain facilities are leased under operating leases. Rental expense was $209,000 and $196,000 for the years ended December 31, 2014 and 2013, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2015	$172
2016	154
2017	79
2018	27
Thereafter	508
$1,118

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)  Foreclosed Real Estate
Expenses applicable to foreclosed real estate at the dates indicated are as follows (in thousands):

	Year Ended December 31,
	2014	2013

Write-down of foreclosed real estate	$41	29
Operating expenses	23	181

	$64	210

(7)  Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $8.1 million at December 31, 2014 and 2013.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2015	$19,308
2016	4,118
2017	1,542
2018	939
2019	828

$26,735

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)  Line of Credit
The Company also has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.1 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2014 and 2013, the Company had no outstanding balances on these lines.

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

At December 31,
2014
Unused lines of credit (rates range from
4.19% to 15.45%)	$15,274

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At December 31, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (Level 1)	$13,032	13,032	14,455	14,455
Securities held to maturity (Level 2)	26,035	25,835	26,624	25,956
Loans (Level 3)	102,786	103,152	95,479	95,617
Federal Home Loan Bank stock (Level 3)	130	130	177	177
Accrued interest receivable (Level 3)	350	350	311	311

Financial liabilities:
Deposits (Level 3)	127,905	125,524	122,060	118,443

Off-balance-sheet financial instruments (Level 3)	-	-	-	-

(11)  Income Taxes
The components of income taxes (benefit) for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	25
State	-	-

Total current	-	25

Deferred:
Federal	(4)	130
State	(1)	26

Total deferred	(5)	156

Income taxes (benefit)	$(5)	181

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The reasons for the differences between the statutory Federal income tax rate and the effective tax rate at the dates indicated are as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Loss
Income taxes (benefit) at Federal
statutory rate	$12	34.0%	$193	34.0%
Increase in income tax benefit resulting from-
State taxes, net of Federal tax	(1)	(3.0)	17	3.0
Other	(16)	(16.3)	(29)	(5.0)

Total	$(5)	(14.7)%	$181	32.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated are presented below (in thousands):

	At December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$409	487
Net operating loss carryforwards	1,523	1,556
Other	92	83
Nonaccrual interest	412	426
Foreclosed property expenses	15	15
Premises and equipment	73	38
Stock option expense	108	42

Total deferred tax assets	2,632	2,647

Deferred tax liabilities:
Mortgage service rights	(71)	(91)

Total deferred tax liabilities	(71)	(91)

Net deferred tax asset	$2,561	2,556

At December 31, 2014, the Company has Federal net operating loss carryforwards of approximately $4.1 million, available to offset future taxable income.  The carryforward will begin to expire in 2028.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2011.

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

(13)  Related Parties
The Company makes loans to and accepts deposits from its executive officers and directors and their related entities.  The activity for the periods shown is as follows (in thousands):

	Year Ended December 31,
	2014	2013

Loans at beginning of year	$32	149
Additions	-	9
Repayments	(26)	(126)

Loans at end of year	$6	32

Deposits at end of year	$112	123

(14)  Employee Benefit Plans
The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. For the tax year 2014, eligible employees could contribute up to $17,500 of their compensation to the plan on a pre-tax basis. Employer matching contributions were made at 100 percent of the employee contribution up to five percent. Employer contributions to the 401(k) plan were approximately $103,000 and $105,000 for 2014 and 2013, respectively.

(15)  Employee Stock Ownership Plan ("ESOP")
Effective April 5, 2011, the Holding Company established an ESOP which acquired 8% of the total number of shares of common stock sold during the initial public offering.  A total of 98,756 shares were acquired in exchange for a $988,000 note payable to the Holding Company. The loan is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years.  The note bears interest at a fixed rate of 4.25% and is payable in annual installments and is due in 2021.  The ESOP expense was $12,000 and $47,000 for the years ended December 31, 2014 and 2013, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan
On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan. The Plan authorizes the grant of options or stock appreciation rights for up to 123,445 shares of the Holding Company's common stock. At December 31, 2014 and 2013, no stock appreciation rights had been granted.  The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	90,000	10.75
Granted	7,000	16.75
Forfeited	(9,500)	10.75

Outstanding at December 31, 2013	87,500	$11.23	9.03
Granted	5,000	18.25
Forfeited	(8,500)	10.75

Outstanding at December 31, 2014	84,000	$11.70	8.14

Exercisable at December 31, 2014	10,000	$10.75	7.95	$72,500

At December 31, 2014, there was approximately $150,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of forty-six months.  The total fair value of shares vesting and recognized as compensation expense was $30,000 and $87,000 for the years ended December 31, 2014 and 2013, respectively.  The Company recognized a tax benefit of $17,000 and $24,000 for the years ended December 31, 2014 and 2013, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013

Risk-free interest rate	2.22%	.73-1.44%
Dividend yield	-	-
Expected stock volatility	21.38%	26.05%
Expected life in years	9	5.5-9.0
Per share grant-date fair value of options issued
during the year	$5.66	$2.75-3.76

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

The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares granted vest in five equal annual installments, with the first installment vesting one year after the date of grant. Restricted shares generally are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $122,000 for 2014 and $24,000 for 2013. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the years then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2012	-	$-
Issued	42,500	16.75

Outstanding at December 31, 2013	42,500	16.75
Issued	4,000	18.25
Vested	(8,500)	16.75
Outstanding at December 31, 2014	38,000	$16.91

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $615,000 at December 31, 2014.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses Recorded During the Year
At December 31, 2014:
One-to four-family	$2,875	-	-	2,875	206	61
Home equity	285	-	-	285	32	1

Total	$3,160	-	-	3,160	238	62

At December 31, 2013:
One-to four-family	$2,866	-	-	2,866	179	128
Home equity	278	-	-	278	31	8

Total	$3,144	-	-	3,144	210	136

Foreclosed assets is recorded at fair value less estimated costs to sell.  Foreclosed assets which is measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2014-
Foreclosed assets	$206	-	-	206	63	16

At December 31, 2013-
Foreclosed assets	$724	-	-	724	44	22

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual regulatory capital amounts and percentages at December 31, 2014 and 2013 are presented in the table (dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2014:
Total Capital to Risk-
Weighted Assets	$19,211	19.33%	$7,949	8.00%	$9,937	10.00%
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

At December 31, 2013:
Total Capital to Risk-
Weighted Assets	$19,104	21.53%	$7,097	8.00%	$8,872	10.00%
Tier I Capital to Risk-
Weighted Assets	17,993	20.28	3,549	4.00	5,323	6.00
Tier I Capital
to Total Assets	17,993	12.67	5,681	4.00	7,102	5.00

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information
The Holding Company's financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2014	2013
Assets

Cash	$1,662	2,162
Investment in subsidiary	20,670	20,540
Loans	-	972
Other assets	57	57

Total assets	$22,389	23,731

Liabilities and Stockholders' Equity

Other liabilities	1	17
Stockholders' equity	22,388	23,714

Total liabilities and stockholders' equity	$22,389	23,731

Condensed Statements of Operations
	Year Ended December 31,
	2014	2013

Revenues	$71	47
Expenses	(89)	(136)

(Loss) before earnings (loss) of subsidiary	(18)	(89)

Net earnings of subsidiary	57	443

Earnings before income taxes benefit	39	354

Income taxes benefit	-	(31)

Net income (loss)	$39	385

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows
	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$39	385
Adjustments to reconcile net earnings to net cash
provided by operating activities:
ESOP compensation expense	12	47
Decrease in investment in subsidiary due to ESOP
compensation	79	44
Deferred income taxes	-	(31)
Decrease in other assets	-	119
(Decrease) increase in other liabilities	(16)	16
Equity in undistributed earnings of subsidiary	(57)	(443)

Net cash provided by operating activities	57	137

Cash flows provided (used) in investing activity-
Loan purchase, net of repayments	972	(972)

Cash flows from financing activity-
Repurchase of common stock	(1,529)	(1,764)

Net cash provided by financing activities	(1,529)	(1,764)

Net decrease in cash	(500)	(2,599)

Cash at beginning of the year	2,162	4,761

Cash at end of year	$1,662	2,162

Supplemental disclosure of cash flow information:
Noncash transactions-
Stock-based compensation expense of subsidiary	$152	111

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9(A).   Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

(b)  Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Sunshine Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015,  except for information contained under the heading "Report of the Audit Committee" a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
Information concerning the executive officers of the Company and Sunshine Savings Bank is contained under the caption "Executive Officers" under Part I, Item 1 of this Form 10-K and incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2014 were Directors Betts (Chair), Bacon, Moore, and Conte, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an "audit committee financial expert" as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance
Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee" a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics
The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company's directors, officers and employees.  A copy of the Company's Code of Ethics is available on our website at www.sunshinesavingsbank.com under "About Us – Investor Relations" or free of charge from the Company by writing to our Corporate Secretary at Sunshine Financial, Inc., 1400 East Park Avenue, Tallahassee, Florida 32301 or by calling (850) 219-7200.

Nomination Procedures
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2014, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2012 Equity Incentive Plan approved by security holders	84,000	$11.70	42,323(1)

Equity Incentive Plan not approved by security holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 39,445 shares of common stock and restricted stock unit awards covering up to 2,878 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2015, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Earnings for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements

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
SUNSHINE FINANCIAL, INC.

Date: March 30, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer
Duly Authorized Representative)
KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr. Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)	Date: March 30, 2015
/s/ Benjamin F. Betts, Jr. Benjamin F. Betts, Jr., Chairman of the Board and Director	Date: March 30, 2015
/s/ Susan J. Conte Susan J. Conte, Director	Date: March 30, 2015
/s/ Richard A. Moore Richard A. Moore, Director	Date: March 30, 2015
/s/ Fred G. Shelfer Fred G. Shelfer, Director	Date: March 30, 2015
/s/ Robert K. Bacon Robert K. Bacon, Director	Date: March 30, 2015
/s/ Joyce E. Chastain Joyce E. Chastain, Director	Date: March 30, 2015
/s/ Brian P. Baggett Brian P. Baggett, Director	Date: March 30, 2015
/s/ Scott A. Swain Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 30, 2015

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
3.2
Bylaws, as amended, of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 28, 2013 (File No. 000-54280))

4.0	Form of Common Stock Certificate of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 4.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
10.1
Employment Agreement by and between Sunshine Savings Bank and Louis O Davis, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.2
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and Louis O. Davis Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.3
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and each of Brian P. Baggett and Scott A. Swain (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.4	Employee Severance Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
10.5
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.6
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

10.7
Commercial Contract for the acquisition of property located at 3641 Coolidge Ct., Tallahassee, FL. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.8
Commercial Contract for the acquisition of property located at 503 Appleyard Dr., Tallahassee, FL. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

11.0	Statement re computation of per share earnings (See Note1 of the Notes to Consolidated Financial Statements included in this Form10-K).
21.0	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
23.0	Consent of Accountants
24.0	Power of Attorney (on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files¯
¯	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.