Form 10-Q
period 2015-03-31
Sunshine Financial Inc
filed 2015-05-13
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number:001-54280

SUNSHINE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4678532
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

1400 East Park Avenue, Tallahassee, Florida  32301
(Address of principal executive offices; Zip Code)

(850) 219-7200
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X ]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]Accelerated filer [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At May 13, 2015, there were issued and outstanding 1,088,700 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART IFINANCIAL INFORMATION
Item 1.Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	2

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	3

Condensed Consolidated Statements of Stockholders' Equity for the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

Item 2.Management's Discussion and Analysis of Financial Conditionand Results of Operations	23-30

Item 3.Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.Controls and Procedures	31

PART IIOTHER INFORMATION

Item 1.Legal Proceedings	32

Item 1A.Risk Factors	32

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.Defaults Upon Senior Securities	32

Item 4.Mine Safety Disclosures	32

Item 5.Other Information	32

Item 6.Exhibits	32

SIGNATURES	33

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$1,936	3,682
Interest-bearing deposits with banks	15,588	9,350

Cash and cash equivalents	17,524	13,032

Securities held to maturity (fair value of $24,943 and $25,835)	24,845	26,035
Loans, net of allowance for loan losses of $1,102 and $1,087	102,677	102,786
Premises and equipment, net	4,825	4,907
Federal Home Loan Bank stock, at cost	136	130
Deferred income taxes	2,551	2,561
Accrued interest receivable	359	350
Foreclosed real estate	354	206
Other assets	998	999

Total assets	$154,269	151,006

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$27,857	26,206
Money-market deposit accounts	35,327	35,358
Savings accounts	41,530	39,606
Time deposits	26,122	26,735

Total deposits	130,836	127,905

Official checks	369	325
Advances by borrowers for taxes and insurance	193	29
Other liabilities	475	359

Total liabilities	131,873	128,618

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,090,110 and 1,094,110 shares issued and outstanding at March 31, 2015 and December 31, 2014	10	10
Additional paid in capital	8,295	8,334
Retained earnings	14,733	14,709
Unearned Employee Stock Ownership Plan shares	(642)	(665)

Total stockholders' equity	22,396	22,388

Total liabilities and stockholders' equity	$154,269	151,006

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,346	$1,284
Securities	130	152
Other	7	6

Total interest income	1,483	1,442

Interest expense-deposits	93	93

Net interest income	1,390	1,349

Provision for loan losses	30	50

Net interest income after provision for loan losses	1,360	1,299

Noninterest income:
Fees and service charges on deposit accounts	349	401
Gain on loan sales	62	27
Gain on sale of foreclosed real estate	10	-
Fees and charges on loans	38	22
Other	6	10

Total noninterest income	465	460

Noninterest expenses:
Salaries and employee benefits	885	873
Occupancy and equipment	279	294
Data processing services	172	203
Professional fees	151	126
Federal Deposit Insurance Corporation insurance	30	26
Advertising and promotion	6	16
Stationery and supplies	16	18
Telephone communications	41	41
Foreclosed real estate	17	16
Credit card expense	31	33
Other	140	150

Total noninterest expenses	1,768	1,796

Earnings (loss) before income taxes (benefit)	57	(37)

Income taxes (benefit)	33	(16)

Net earnings (loss)	$24	$(21)

Basic earnings (loss) per common share	$0.02	$(0.02)

Diluted earnings (loss) per common share	$0.02	$(0.02)

Dividends per share	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2015 and 2014 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(21)	-	(21)

Stock based compensation expense (unaudited)	-	-	48	-	-	48

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants (unaudited)	-	-	(19)	-	22	3

Balance, March 31, 2014 (unaudited)	1,153,510	$11	9,435	14,649	(734)	23,361

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net earnings (unaudited)	-	-	-	24	-	24

Stock based compensation expense (unaudited)	-	-	53	-	-	53

Repurchase of common Stock (unaudited)	(4,000)		(72)			(72)

Common stock allocated to ESOP participants (unaudited)	-	-	(20)	-	23	3

Balance, March 31, 2015 (unaudited)	1,090,110	$10	8,295	14,733	(642)	22,396

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$24	$(21)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	95	92
Provision for loan losses	30	50
Deferred income taxes (benefit)	10	(16)
Net amortization of premiums/discounts on securities	12	11
Net amortization of deferred loan fees and costs	(2)	13
Loans originated for sale	(2,546)	(1,072)
Proceeds from loans sold	2,220	1,174
Gain on sale of loans	(46)	(27)
ESOP compensation expense	23	22
Decrease in additional paid in capital due to ESOP allocation	(20)	(19)
Share-based compensation expense	53	48
Increase in accrued interest receivable	(9)	(10)
Decrease (increase) in other assets	1	(139)
Gain on sale of foreclosed real estate	(10)	-
Write-down of foreclosed real estate	-	25
Increase in official checks	44	20
Net increase in advances by borrowers for taxes and insurance	164	131
Increase in other liabilities	116	86

Net cash provided by operating activities	159	368
Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,910)
Principal pay-downs on held-to-maturity securities	1,178	965
Net decrease (increase) in loans	223	(1,539)
Net purchases of premises and equipment	(13)	(63)
(Purchase) redemption of Federal Home Loan Bank stock	(6)	47
Proceeds from sale of foreclosed real estate	106	128
Capital expenditures for foreclosed real estate	(14)	(12)

Net cash provided (used) in investing activities	1,474	(4,384)

Cash flows from financing activities:
Net increase in deposits	2,931	3,934
Repurchase of common stock	(72)	(383)

Net cash provided by financing activities	2,859	3,551

Increase (decrease) in cash and cash equivalents	4,492	(465)

Cash and cash equivalents at beginning of period	13,032	14,455

Cash and cash equivalents at end of period	$17,524	$13,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$93	$93

Noncash transactions:
Transfer from loans to foreclosed real estate	$230	$-
Increase in loan servicing assets	$16	$-

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three-month period ended March 31, 2015 should not be considered as indicative of results for a full year.

2.  Recent Accounting Standards Update
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The ASU was effective beginning January 1, 2015.  The adoption of ASU 2014-04 is not expected to impact the Company's consolidated financial statements.
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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share
Earnings (loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three-months ended March 31, 2015, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the three-months ended March 31, 2014, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended March 31:
Basic EPS:
Net earnings (loss)	$24	987,128	$0.02	$(21)	1,042,973	$0.02
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		31,372			-
Diluted EPS:
Net earnings (loss)	$24	1,018,500	$0.02	$(21)	1,042,973	$0.02

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2015
Mortgage-backed securities	$1,442	71	-	1,513
Collateralized mortgage obligations	23,403	194	(167)	23,430

Total	$24,845	265	(167)	24,943

At December 31, 2014
Mortgage-backed securities	1,580	72	-	1,652
Collateralized mortgage obligations	24,455	65	(337)	24,183

Total	$26,035	137	(337)	25,835

There were no securities pledged at March 31, 2015 or December 31, 2014.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At March 31, 2015:
Collateralized mortgage obligations	$(2)	838	(165)	8,511

At December 31, 2014:
Collateralized mortgage obligations	$(27)	5,984	(310)	11,283

At March 31, 2015 the unrealized losses on eleven securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Real estate mortgage loans:
One-to four-family	$48,631	48,957
Lot	4,033	4,109
Commercial real estate	31,168	29,803
Construction	438	1,140

Total real estate loans	84,270	84,009

Commercial loans	1,051	656

Consumer loans:
Home equity	7,967	8,212
Automobile	3,468	3,545
Credit cards and unsecured	6,368	6,583
Deposit account	489	534
Other	969	973

Total consumer loans	19,261	19,847

Total loans	104,582	104,512

Deduct
Loans in process	(692)	(526)
Deferred fees and discounts	(111)	(113)
Allowance for loan losses	(1,102)	(1,087)

Total loans, net	$102,677	102,786

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to four-family, Lot, Commercial real estate and Construction loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses follows (in thousands):

	Real Estate Mortgage Loans					Consumer Loans
	One-to Four- Family	Lot	Commercial Real Estate	Construction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended March 31, 2015:
Beginning balance	$454	46	206	2	10	115	31	111	-	39	73	1,087
Provision (credit) for loan loss	14	3	9	(1)	6	31	(4)	32	-	(14)	(46)	30
Charge-offs	-	-	-	-	-	-	-	(29)	-	-	-	(29)
Recoveries	-	-	-	-	-	-	-	14	-	-	-	14
Ending balance	$468	49	215	1	16	146	27	128	-	25	27	1,102

Three Months Ended March 31, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	39	(38)	41	-	4	(7)	10	(22)	-	39	(16)	50
Charge-offs	(79)	-	-	-	-	(10)	(5)	(41)	-	(40)	-	(175)
Recoveries	-	-	-	-	-	1	-	43	-	-	-	44
Ending balance	$565	55	204	1	9	130	17	167	-	63	2	1,213

At March 31, 2015:
Individually evaluated for impairment:
Recorded investment	$3,040	-	-	-	-	281	-	14	-	-	-	3,335
Balance in allowance for loan losses	$80	-	-	-	-	4	-	2	-	-	-	86
Collectively evaluated for impairment:
Recorded investment	$45,591	4,033	31,168	438	1,051	7,686	3,468	6,354	489	969	-	101,247
Balance in allowance for loan losses	$388	49	215	1	16	142	27	126	-	25	27	1,016

At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$3,297	-	-	-	-	289	-	14	-	-	-	3,600
Balance in allowance for loan losses	$63	-	-	-	-	4	-	2	-	-	-	69
Collectively evaluated for impairment:
Recorded investment	$45,660	4,109	29,803	1,140	656	7,923	3,545	6,569	534	973	-	100,912
Balance in allowance for loan losses	$391	46	206	2	10	111	31	109	-	39	73	1,018
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At March 31, 2015:
Grade:
Pass	$44,824	3,998	31,168	438	1,051	7,604	3,431	6,291	489	945	100,239
Special mention	345	-	-	-	-	28	-	14	-	-	387
Substandard	3,462	35	-	-	-	335	37	63	-	24	3,956
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$48,631	4,033	31,168	438	1,051	7,967	3,468	6,368	489	969	104,582

At December 31, 2014:
Grade:
Pass	44,305	4,031	29,803	1,140	656	7,726	3,526	6,563	534	938	99,222
Special mention	375	34	-	-	-	57	14	7	-	12	499
Substandard	4,277	44	-	-	-	429	5	13	-	23	4,791
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$48,957	4,109	29,803	1,140	656	8,212	3,545	6,583	534	973	104,512

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2015:
Real estate loans:
One-to four-family	$1,554	-	-	1,554	45,627	1,450	48,631
Lot	53	-	-	53	3,892	88	4,033
Commercial real estate	-	-	-	-	31,168	-	31,168
Construction	-	-	-	-	438	-	438
Commercial loans	-	-	-	-	1,051	-	1,051
Consumer loans:
Home equity	23	40	-	63	7,533	371	7,967
Automobile	10	21	-	31	3,420	17	3,468
Credit cards and unsecured	106	1	13	120	6,218	30	6,368
Deposit account	1	-	-	1	488	-	489
Other	-	-	-	-	969	-	969

Total	$1,747	62	13	1,822	100,804	1,956	104,582

At December 31, 2014:
Real estate loans:
One-to four-family	417	90	-	507	46,709	1,741	48,957
Lot	69	34	-	103	3,962	44	4,109
Commercial real estate	-	-	-	-	29,803	-	29,803
Construction	-	-	-	-	1,140	-	1,140
Commercial loans	-	-	-	-	656	-	656
Consumer loans:
Home equity	154	27	-	181	7,767	264	8,212
Automobile	12	14	-	26	3,514	5	3,545
Credit cards and unsecured	29	83	7	119	6,441	23	6,583
Deposit account	5	-	-	5	529	-	534
Other	83	12	-	95	855	23	973

Total	$769	260	7	1,036	101,376	2,100	104,512

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):
	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2015:
Real estate loans:
One-to four-family	$1,828	1,955	1,212	1,229	80	3,040	3,184	80
Consumer loans:
Home equity	149	177	132	132	4	281	309	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$1,977	2,132	1,358	1,375	86	3,335	3,507	86

At December 31, 2014:
Real estate loans:
One-to four-family	2,069	2,196	1,228	1,244	63	3,297	3,440	63
Consumer loans:
Home equity	155	183	134	134	4	289	317	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$2,224	2,379	1,376	1,392	69	3,600	3,771	69

The average net investment in impaired loans and interest income recognized and received on impaired loans for the period shown are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2015:
Real estate loans:
One-to four-family	$2,961	25	29
Consumer loans:
Home equity	276	3	3
Credit card and unsecured	12	-	-

Total	$3,249	28	32

For the Three Months Ended March 31, 2014:
Real estate loans:
One-to four-family	2,938	21	21
Consumer loans:
Home equity	281	2	2
Credit card and unsecured	47	-	-

Total	$3,266	23	23

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three months ended March 31, 2015 or 2014. There were no TDR loans that were modified within the 12 months prior to March 31, 2015, and for which there was a payment default during the three months ended March 31, 2015.

6.  Lines of Credit
The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.1 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2015 and December 31, 2014, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2015 (in thousands):

Contract
Amount

Unused lines of credit	$15,344

Commitments to extend credit	$686

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$17,524	17,524	1	13,032	13,032	1
Securities held to maturity	24,845	24,943	2	26,035	25,835	2
Loans	102,677	104,192	3	102,786	103,152	3
Federal Home Loan Bank stock	136	136	3	130	130	3
Accrued interest receivable	359	359	3	350	350	3

Financial liabilities:
Deposits	130,836	127,158	3	127,905	125,524	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2015 ("2014 Form 10-K").

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $23,000 for the three-months ended March 31, 2015 and $22,000 for the three-months ended March 31, 2014.  At March 31, 2015 and 2014, there were 59,353 and 69,228 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan
On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2013	87,500	$11.23		-
Forfeited	(2,000)	10.75

Outstanding at March 31, 2014	85,500	$11.24	8.74 years	-

Outstanding at December 31, 2014	84,000	11.70		-

Outstanding at March 31, 2015	84,000	$11.70	7.89 years	-

Exercisable at March 31, 2015	10,000	$10.75	7.70 years	76,500

At March 31, 2015, there was approximately $138,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of fifty-two months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for both the three-months ended March 31, 2015 and 2014.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan, Continued
The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $41,000 for the three months ended March 31, 2015 and $36,000 for the three months ended March 31, 2014. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2013	42,500	$16.75

Outstanding at March 31, 2014	42,500	16.75

Outstanding at December 31, 2014	46,500	16.88
Vested	(8,500)	16.75
Outstanding at March 31, 2015	38,000	$16.91

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $576,000 at March 31, 2015.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2015:
One-to four-family	$3,137	-	-	3,137	223	16
Home equity	277	-	-	277	32	1

Total	$3,414	-	-	3,414	255	17

At December 31, 2014:
One-to four-family	$2,875	-	-	2,875	206	61
Home equity	285	-	-	285	32	1

Total	$3,160	-	-	3,160	238	62

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2015:
Foreclosed real estate	$354	-	-	354	233	-

At March 31, 2014:
Foreclosed real estate	$583	-	-	583	66	25

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency ("OCC"). Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements adopted by the OCC which created a new required ratio for common equity Tier 1 ("CET1") capital, increased the minimum Tier 1 risk-based capital ratio, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over required risk-based capital ratios, and changed what qualifies as capital for purposes of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital, of which the Bank has none. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period end December 31, 2017. Because of the Bank's asset size, the Bank is not are considered an advanced approaches banking organization and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its  Tier 1 capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in over a period of four years starting with an increase of 0.625% beginning in January 2016 and increasing by the same amount each year until the full 2.5% becomes effective in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

At March 31, 2015, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at March 31, 2015, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2015:
Total Capital to Risk-
Weighted Assets	$19,300	16.41%	$9,407	8.00%	$11,759	10.00%
Tier I Capital to Risk-
Weighted Assets	18,198	15.48	7,055	6.00	9,407	8.00
Tier I Capital
to Total Assets	18,198	12.44	5,853	4.00	7,316	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,198	15.48	5,292	4.50	7,643	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	19,211	19.33	7,949	8.00	9,937	10.00
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

Savings and loan holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report and in future filings by Sunshine Financial Inc. ("Sunshine Financial") with the U.S. Securities and Exchange Commission ("SEC"), in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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

•	our ability to attract and retain deposits;
•	changes in premiums for deposit insurance;

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and out ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report and our Form 10-K for the year ended December 31, 2014 filed on March 30, 2015 ("2014 Form 10-K") and our other reports filed with the SEC.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company's 2014 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies." That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company's critical accounting policies and estimates as previously disclosed in the Company's 2014 Form 10-K.
Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General.  Total assets increased $3.3 million, or 2.2%, to $154.3 million at March 31, 2015 from $151.0 million at December 31, 2014. The increase in total assets was due primarily to increases in interest-bearing deposits with banks.  The net increase in assets was primarily funded by a $2.9 million increase in deposits.

Loans.  Our net loan portfolio decreased $109,000, to $102.7 million at March 31, 2015 from $102.8 million at December 31, 2014.  The decrease in loans was due to a $1.4 million increase in commercial real estate loans, as well as a $395,000 increase in commercial business loans offset by decreases in one- to four-family loans, lot loans, construction loans and consumer loans.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the three-months ended March 31, 2015, we originated $2.5 million of one- to four-family mortgage loans for sale, and $2.2 million were sold to Freddie Mac at a gain on sale of $62,000.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2015 was $1.1 million, or 1.05% of loans, compared to $1.1 million, or 1.04% of loans, at December 31, 2014.  Nonperforming loans decreased slightly to $2.0 million at March 31, 2015 from $2.1 million at December 31, 2014.  Nonperforming loans to total loans decreased to 1.87% at March 31, 2015 from 2.01 % at December 31, 2014.  Loans on nonaccrual which were less than ninety days past due totaled $41,000 at March 31, 2015 compared to $534,000 at December 31, 2014.

Deposits.  Total deposits increased $2.9 million, or 2.3%, to $130.8 million at March 31, 2015 from $127.9 million at December 31, 2014.  This increase was primarily due to increases in noninterest bearing deposits and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity increased $8,000 to $22.4 million at March 31, 2015.  This increase was primarily due to net earnings of $24,000 and stock-based compensation of $53,000, partially offset by the repurchase of 4,000 shares of common stock totaling $72,000 for the three-months ended March 31, 2015.

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

	Three Months Ended March 31,
	2015				2014
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$102,532		$1,346	5.25%	$96,343		$1,284	5.33%
Securities held to maturity	25,513		130	2.04	28,382		152	2.14
Other interest-earning assets (2)	9,708		7	0.27	9,420		6	0.27

Total interest-earning assets	137,753		1,483	4.31	134,145		1,442	4.30

Noninterest-earning assets	11,666				11,437

Total assets	$149,419				$145,582

Interest-bearing liabilities:
MMDA and statement savings	75,570		61	0.32	71,582		60	0.34
Time deposits	26,414		32	0.49	28,251		33	0.47

Total interest-bearing liabilities	101,984		93	0.37	99,833		93	0.37

Noninterest-bearing liabilities	25,080				22,398
Equity	22,355				23,351

Total liabilities and equity	$149,419				$145,582

Net interest income			$1,390				$1,349

Net interest rate spread (3)				3.94%				3.93%

Net interest margin (4)				4.04%				4.02%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.35	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2015 and 2014

General. Net earnings for the three months ended March 31, 2015 was $24,000 compared to a net loss of $21,000 for the three months ended March 31, 2014, resulting in an annualized return on average assets of 0.06% for the three months ended March 31, 2015 and (0.06)% for the three months ended March 31, 2014.  The increase in net earnings was due primarily to an increase in net interest income, a decrease in our provision for loan loss and a decrease in our noninterest expense.

Net Interest Income.  Net interest income increased $41,000, or 3.0%, to $1.4 million for the three months ended March 31, 2015 from $1.3 million for the same period in 2014, primarily due to a $6.2 million increase in average loans for 2015, offset somewhat by an eight basis point decrease in our average yield on loans.  Our net interest rate spread increased to 3.94% for the three months ended March 31, 2015 from 3.93% for the same period in 2014, while our net interest margin increased to 4.04% at March 31, 2015 from 4.02% at March 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2015 increased to 1.35, from 1.34 for the three months ended March 31, 2014.

Interest Income. Interest income for the three months ended March 31, 2015 increased $41,000, or 2.8%, to $1.5 million from $1.4 million for the same period ended March 31, 2014.  The increase in interest income for the three months ended March 31, 2015 was primarily due to a $6.2 million increase in average loans for 2015, offset somewhat by an eight basis point decrease in our average yield on loans.  Average loans increased to $102.5 million, or $6.2 million, for the three months ended March 31, 2015, from $96.3 million for the same period in 2014.  The average rate on loans receivable decreased to 5.25% for the three months ended March 31, 2015 compared to 5.33% for the three months ended March 31, 2014.

Interest Expense. Interest expense for the three months ended March 31, 2015 and March 31, 2014 was $93,000.  The total cost of funds for both the three months ended March 31, 2015 and March 31, 2014 was 0.37%.

Provision for Loan Losses.  We recorded a provision for loan losses of $30,000 for the three months ended March 31, 2015 compared to $50,000 for the three months ended March 31, 2014.  The provision for loan losses reflected historical and expected future loan losses, the slight increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended March 31, 2015 were $15,000 compared to a net charge-offs of $131,000 for the three months ended March 31, 2014. Nonperforming loans to total loans at March 31, 2015 were 1.87% compared to 1.69% at March 31, 2014.  The allowance for loan losses to loans was 1.05% at March 31, 2015 compared to 1.04% at December 31, 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2014 and 2013, Continued

Management considers the allowance for loan losses at March 31, 2015 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2015 increased $5,000, or 1.1%, to $465,000 compared to $460,000 for the same period in 2014. The gain on loan sales increased $35,000, the gain on sale of foreclosed assets increased $10,000, fees and charges on loans increased $16,000 and fees and service charges on deposit accounts decreased $52,000 for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The primary cause for the increase in the gain on loan sales was an increase in the volume of loans sold to Freddie Mac refinancing activity increased due to lower mortgage rates as compared to the same period last year.  There was no gain on sale of foreclosed assets during the three months ended March 31, 2014.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2015 decreased $28,000, or 1.6%, as compared to the same period in 2014.  The largest decreases were in data processing services and occupancy and equipment.  The decrease in data processing services was primarily due to lower software maintenance costs and disaster recovery costs due to migrating to a service bureau for core processing, offset by higher item processing costs.  The decrease in occupancy and equipment expense primarily was due to a decrease in ATM maintenance.

Income Taxes. For the three months ended March 31, 2015, we recorded income taxes of $33,000 on before tax earnings of $57,000.  For the three months ended March 31, 2014, we recorded an income tax benefit of $16,000 on a before tax loss of $37,000.  Our effective tax rate for the three months ended March 31, 2015 was 57.9% compared to 43.2% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table sets forth information for the three months ended March 31, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2015 – January 31, 2015	4,000	$18.00	4,000	52,351
February 1, 2015 – February 28, 2015	---	---	---	---
March 1, 2015 – March 31, 2015	---	---	---	---
Total	4,000	$18.00	4,000	52,351

On October 1, 2014, the Company announced that its board of directors authorized the Company to purchase up to 115,351 shares, or approximately 10%, of its common stock in the open market or privately negotiated transaction from time to time over a twelve month period, subject to market conditions and other factors. The stock repurchase program is continuing.

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

SUNSHINE FINANICAL, INC.

Date: May 13, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2015	By:	/s/ Scott A. Swain
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

10.4	Director Fee Arrangements (incorporated herein by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-54280))
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

¯In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.