Form 10-Q
period 2015-06-30
Sunshine Financial Inc
filed 2015-08-11
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At August 11, 2015, there were issued and outstanding 1,087,500 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At June 30, 2015	At December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$2,964	3,682
Interest-bearing deposits with banks	9,738	9,350

Cash and cash equivalents	12,702	13,032

Securities held to maturity (fair value of $23,352 and $25,835)	23,464	26,035
Loans, net of allowance for loan losses of $908 and $1,087	105,066	102,786
Premises and equipment, net	4,669	4,907
Bank owned life insurance	3,024	-
Federal Home Loan Bank stock, at cost	136	130
Deferred income taxes	2,395	2,561
Accrued interest receivable	378	350
Foreclosed real estate	300	206
Other assets	1,039	999

Total assets	$153,173	151,006

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$27,262	26,206
Money-market deposit accounts	36,257	35,358
Savings accounts	40,792	39,606
Time deposits	25,054	26,735

Total deposits	129,365	127,905

Official checks	340	325
Advances by borrowers for taxes and insurance	293	29
Other liabilities	500	359

Total liabilities	130,498	128,618

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,090,110 and 1,094,110 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid in capital	8,327	8,334
Retained earnings	14,956	14,709
Unearned Employee Stock Ownership Plan shares	(618)	(665)

Total stockholders' equity	22,675	22,388

Total liabilities and stockholders' equity	$153,173	151,006

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,365	1,297	2,711	2,580
Securities	121	155	251	306
Other	5	6	12	13

Total interest income	1,491	1,458	2,974	2,899

Interest expense	93	94	186	186

Net interest income	1,398	1,364	2,788	2,713

Provision for loan losses	50	50	80	100

Net interest income after provision for loan losses	1,348	1,314	2,708	2,613

Noninterest income:
Fees and service charges on deposit accounts	373	416	721	817
Gain on sale of loans	56	45	118	72
Gain on sale of foreclosed real estate	13	-	23	-
Gain on sale of land	451	-	451	-
Fees and charges on loans	45	13	83	36
Bank owned life insurance earnings	24	-	24	-
Other	9	3	16	12

Total noninterest income	971	477	1,436	937

Noninterest expenses:
Salaries and employee benefits	955	889	1,841	1,762
Occupancy and equipment	276	310	555	603
Data processing services	179	201	351	404
Professional fees	175	135	326	261
Federal Deposit Insurance Corporation insurance	31	31	61	57
Advertising and promotion	22	35	28	51
Stationery and supplies	23	29	40	46
Telephone and postage	32	40	73	81
Foreclosed real estate	27	6	44	22
Credit card expense	31	36	62	69
Other	189	124	327	276

Total noninterest expenses	1,940	1,836	3,708	3,632

Earnings (loss) before income taxes (benefit)	379	(45)	436	(82)

Income taxes (benefit)	156	(13)	189	(29)

Net earnings (loss)	$223	(32)	247	(53)

Basic earnings (loss) per common share	$0.23	(0.03)	0.25	(0.05)

Diluted earnings (loss) per common share	$0.22	(0.03)	0.24	(0.05)

Cash dividends per common share	$-	-	-	-

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(53)	-	(53)

Stock based compensation expense (unaudited)	-	-	95	-	-	95

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(39)	-	45	6

Balance, June 30, 2014 (unaudited)	1,153,510	$11	9,462	14,617	(711)	23,379

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net earnings (unaudited)	-	-	-	247	-	247

Stock based compensation expense (unaudited)	-	-	105	-	-	105

Repurchase of common stock (unaudited)	(4,000)	-	(72)	-	-	(72)

Common stock allocated to ESOP participants (unaudited)	-	-	(40)	-	47	7

Balance, June 30, 2015 (unaudited)	1,090,110	$10	8,327	14,956	(618)	22,675

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$247	$(53)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	188	185
Provision for loan losses	80	100
Deferred income taxes (benefit)	166	(29)
Net amortization of premiums/discounts on securities	25	20
Net amortization of deferred loan fees and costs	6	12
Bank owned life insurance earnings	(24)	-
Loans originated for sale	(5,875)	(2,629)
Proceeds from loans sold	5,737	2,776
Gain on sale of loans	(118)	(72)
ESOP compensation expense	7	6
Stock-based compensation expense	105	95
Increase in accrued interest receivable	(28)	(1)
Increase in other assets	(40)	(131)
Gain on sale of foreclosed real estate	(23)	(1)
Write-down of foreclosed real estate	-	25
Amortization of loan servicing rights	-	35
Gain on the sale of land	(451)	-
Increase in official checks	15	187
Net increase in advances by borrowers for taxes and insurance	264	177
Increase in other liabilities	141	201

Net cash provided by operating activities	422	903
Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,897)
Principal pay-downs on held-to-maturity securities	2,546	2,088
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(2,340)	(2,711)
Net sales (purchases) of premises and equipment	501	(134)
(Purchase) redemption of Federal Home Loan Bank stock	(6)	47
Proceeds from sale of foreclosed real estate	173	128
Capital improvements to foreclosed real estate	(14)	(11)

Net cash used in investing activities	(2,140)	(4,490)

Cash flows from financing activities:
Net increase in deposits	1,460	2,908
Repurchase of common stock	(72)	(383)

Net cash provided by financing activities	1,388	2,525

Decrease in cash and cash equivalents	(330)	(1,062)

Cash and cash equivalents at beginning of period	13,032	14,455

Cash and cash equivalents at end of period	$12,702	$13,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$186	$186

Noncash transaction-
Transfer from loans to foreclosed real estate	$230	$-

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

The Holding Company's only business is the operation of the Bank.  The Bank, through its six banking offices, provides a variety of retail community banking services to individuals and businesses primarily in Leon County, Florida. The Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. The Bank's subsidiary is Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty, credit life and disability insurance products associated with loan products. Collectively the entities are referred to as the "Company."

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's consolidated financial condition and results of operations.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and six-month periods ended June 30, 2015 should not be considered as indicative of results for a full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-01, Income Statement -Extraordinary and Unusual Items (Subtopic 225-20).  The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.  Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on simplifying the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities by reducing the number of consolidation model from four to two, among other changes.  The ASU will be effective for periods beginning after December 31, 2015, while early adoption is permitted.  The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU No. 2015-03 should be applied on a retrospective basis.  The Company is currently evaluating the impacts of this ASU on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.  Earnings (Loss) Per Share
Earnings (loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and six-months ended June 30, 2015, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the three and six-months ended June 30, 2014, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss)	$223	988,269	$0.23	$(32)	1,043,428	$(0.03)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		29,561			-

Diluted EPS:
Net earnings (loss)	$223	1,017,830	$0.22	$(32)	1,043,428	$(0.03)

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Six Months Ended June 30:
Basic EPS:
Net earnings (loss)	$247	994,681	$0.25	$(53)	1,083,387	$(0.05)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		30,239			-

Diluted EPS:
Net earnings (loss)	$247	1,024,920	$0.24	$(53)	1,083,387	$(0.05)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2015
Mortgage-backed securities	$1,313	60	-	1,373
Collateralized mortgage obligations	22,151	98	(270)	21,979

Total	$23,464	158	(270)	23,352

At December 31, 2014
Mortgage-backed securities	1,580	72	-	1,652
Collateralized mortgage obligations	24,455	65	(337)	24,183

Total	$26,035	137	(337)	25,835

There were no securities pledged at June 30, 2015 or December 31, 2014.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At June 30, 2015:
Collateralized mortgage obligations	$(21)	5,840	(249)	7,913

At December 31, 2014:
Collateralized mortgage obligations	$(27)	5,984	(310)	11,283

At June 30, 2015 the unrealized losses on seventeen securities are considered by management to be attributable to changes in market interest rates, and not to credit risk on the part of the issuer. Accordingly, if market interest rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Real estate mortgage loans:
One-to four-family	$46,401	48,957
Lot	3,900	4,109
Commercial real estate	35,589	29,803
Construction	623	1,140

Total real estate loans	86,513	84,009

Commercial loans	1,033	656

Consumer loans:
Home equity	7,540	8,212
Automobile	3,482	3,545
Credit cards and unsecured	6,221	6,583
Deposit account	469	534
Other	963	973

Total consumer loans	18,675	19,847

Total loans	106,221	104,512

Deduct
Loans in process	(128)	(526)
Deferred fees and discounts	(119)	(113)
Allowance for loan losses	(908)	(1,087)

Total loans, net	$105,066	102,786

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Loans						Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru-ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended June 30, 2015:
Beginning balance	$468	49	215	1	16	146	27	128	-	25	27	1,102
Provision (credit) for loan loss	(206)	(22)	(1)	-	(3)	267	(12)	51	-	2	(26)	50
Charge-offs	-	-	-	-	-	(211)	(6)	(62)	-	-	-	(279)
Recoveries	4	7	-	-	-	10	5	9	-	-	-	35
Ending balance	$266	34	214	1	13	212	14	126	-	27	1	908
Three Months Ended June 30, 2014:
Beginning balance	$565	55	204	1	9	130	17	167	-	63	2	1,213
Provision (credit) for loan loss	(45)	24	(45)	-	(1)	26	7	(6)	-	(13)	103	50
Charge-offs	(50)	(24)	-	-	-	-	(2)	(37)	-	-	-	(113)
Recoveries	-	-	-	-	-	-	-	16	-	-	-	16
Ending balance	$470	55	159	1	8	156	22	140	-	50	105	1,166
Six Months Ended June 30, 2015:
Beginning balance	$454	46	206	2	10	115	31	111	-	39	73	1,087
Provision (credit) for loan loss	(192)	(19)	8	(1)	3	298	(16)	83	-	(12)	(72)	80
Charge-offs	-	-	-	-	-	(211)	(6)	(91)	-	-	-	(308)
Recoveries	4	7	-	-	-	10	5	23	-	-	-	49
Ending balance	$266	34	214	1	13	212	14	126	-	27	1	908
Six Months Ended June 30, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	(6)	(14)	(4)	-	3	19	17	(28)	-	26	87	100
Charge-offs	(129)	(24)	-	-	-	(10)	(7)	(78)	-	(40)	-	(288)
Recoveries	-	-	-	-	-	1	-	59	-	-	-	60
Ending balance	$470	55	159	1	8	156	22	140	-	50	105	1,166

At June 30, 2015:
Individually evaluated for impairment:
Recorded investment	$3,014	-	-	-	-	274	-	-	-	-	-	3,288
Balance in allowance for loan losses	$76	-	-	-	-	33	-	-	-	-	-	109
Collectively evaluated for impairment:
Recorded investment	$43,387	3,900	35,589	623	1,033	7,266	3,482	6,221	469	963	-	102,933
Balance in allowance for loan losses	$190	34	214	1	13	179	14	126	-	27	1	799
At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$3,297	-	-	-	-	289	-	14	-	-	-	3,600
Balance in allowance for loan losses	$63	-	-	-	-	4	-	2	-	-	-	69
Collectively evaluated for impairment:
Recorded investment	$45,660	4,109	29,803	1,140	656	7,923	3,545	6,569	534	973	-	100,912
Balance in allowance for loan losses	$391	46	206	2	10	111	31	109	-	39	73	1,018

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At June 30, 2015:
Grade:
Pass	$42,220	3,865	35,589	623	1,033	7,090	3,444	6,170	469	963	101,466
Special mention	85	-	-	-	-	25	7	27	-	-	144
Substandard	4,096	35	-	-	-	425	31	24	-	-	4,611
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$46,401	3,900	35,589	623	1,033	7,540	3,482	6,221	469	963	106,221

At December 31, 2014:
Grade:
Pass	44,305	4,031	29,803	1,140	656	7,726	3,526	6,563	534	938	99,222
Special mention	375	34	-	-	-	57	14	7	-	12	499
Substandard	4,277	44	-	-	-	429	5	13	-	23	4,791
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$48,957	4,109	29,803	1,140	656	8,212	3,545	6,583	534	973	104,512

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2015:
Real estate loans:
One-to four-family	$1,274	44	-	1,318	43,659	1,424	46,401
Lot	52	-	-	52	3,813	35	3,900
Commercial real estate	1,782	-	-	1,782	33,807	-	35,589
Construction	-	-	-	-	623	-	623
Commercial loans	-	-	-	-	1,033	-	1,033
Consumer loans:
Home equity	-	42	-	42	7,186	312	7,540
Automobile	17	-	-	17	3,434	31	3,482
Credit cards and unsecured	38	71	23	132	6,065	24	6,221
Deposit account	-	-	-	-	469	-	469
Other	-	-	-	-	963	-	963

Total	$3,163	157	23	3,343	101,052	1,826	106,221

At December 31, 2014:
Real estate loans:
One-to four-family	417	90	-	507	46,709	1,741	48,957
Lot	69	34	-	103	3,962	44	4,109
Commercial real estate	-	-	-	-	29,803	-	29,803
Construction	-	-	-	-	1,140	-	1,140
Commercial loans	-	-	-	-	656	-	656
Consumer loans:
Home equity	154	27	-	181	7,767	264	8,212
Automobile	12	14	-	26	3,514	5	3,545
Credit cards and unsecured	29	83	7	119	6,441	23	6,583
Deposit account	5	-	-	5	529	-	534
Other	83	12	-	95	855	23	973

Total	$769	260	7	1,036	101,376	2,100	104,512

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2015:
Real estate loans:
One-to four-family	$1,817	1,944	1,197	1,213	76	3,014	3,157	76
Consumer loans:
Home equity	144	173	130	130	33	274	303	33

	$1,961	2,117	1,327	1,343	109	3,288	3,460	109

At December 31, 2014:
Real estate loans:
One-to four-family	2,069	2,196	1,228	1,244	63	3,297	3,440	63
Consumer loans:
Home equity	155	183	134	134	4	289	317	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$2,224	2,379	1,376	1,392	69	3,600	3,771	69

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Three Months Ended June 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,946	32	28	3,764	32	32
Consumer loans:
Home equity	251	3	3	269	2	2
Credit card and unsecured	-	-	-	43	-	-

Total	$3,197	35	31	4,076	34	34

	Six Months Ended June 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,953	57	57	3,777	60	60
Consumer loans:
Home equity	274	6	6	276	4	4
Credit card and unsecured	-	-	-	46	-	-

Total	$3,227	63	63	4,099	64	64

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three- or six-months ended June 30, 2015 or 2014. There were no TDR loans that were modified within the 12 months prior to June 30, 2015, and for which there was a payment default during the three- or six-months ended June 30, 2015.

5.            Lines of Credit
The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.4 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2015 and December 31, 2014, the Company had no outstanding balances on these lines.

6.            Off-Balance-Sheet Financial Instruments
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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2015 (in thousands):

Contract
Amount

Unused lines of credit	$17,215

Commitments to extend credit	$1,176
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.            Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2015			At December 31, 2014
					Fair
	Carrying	Fair		Carrying	Value	Level
	Amount	Value	Level	Amount
Financial assets:
Cash and cash equivalents	$12,702	12,702	1	13,032	13,032	1
Securities held to maturity	23,464	23,352	2	26,035	25,835	2
Loans	105,066	106,591	3	102,786	103,152	3
Federal Home Loan Bank stock	136	136	3	130	130	3
Accrued interest receivable	378	378	3	350	350	3

Financial liabilities:
Deposits	129,365	125,170	3	127,905	125,524	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2015 ("2014 Form 10-K").

8.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $4,000 for the three-months ended June 30, 2015 and $3,000 for the three-months ended June 30, 2014.  The ESOP expense was $7,000 for the six-months ended June 30, 2015 and $6,000 for the six-months ended June 30, 2014.  At June 30, 2015 and 2014, there were 56,883 and 66,759 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.  Equity Incentive Plan
On May 23, 2012, the stockholders approved the Company's 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2013	87,500	$11.23
Forfeited	(5,000)	10.75

Outstanding at June 30, 2014	82,500	$11.26	8.74 years

Outstanding at December 31, 2014	84,000	11.70

Outstanding at June 30, 2015	84,000	$11.70	7.64 years

Exercisable at June 30, 2015	10,000	$10.75	7.45 years	$72,000

At June 30, 2015, there was approximately $126,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of fifty-two months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for the three-months ended June 30, 2015 and $11,000 for the same period in 2014.   The total fair value of shares vesting and recognized as compensation expense was $24,000 for the six-months ended June 30, 2015 and $22,000 for the same period in 2014

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.  Equity Incentive Plan, Continued
The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for the three-months ended June 30, 2015 and $36,000 for the three-months ended June 30, 2014. Compensation expense for restricted stock totaled $81,000 for the six-months ended June 30, 2015 and $71,000 for the six-months ended June 30, 2014. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2013	42,500	$16.75

Outstanding at June 30, 2014	42,500	16.75

Outstanding at December 31, 2014	46,500	16.88
Vested	(8,500)	16.75
Outstanding at June 30, 2015	38,000	$16.91

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $537,000 at June 30, 2015.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2015:
One-to four-family	$2,813	-	-	2,813	219	12
Home equity	241	-	-	241	62	29

Total	$3,054	-	-	3,054	281	41

At December 31, 2014:
One-to four-family	$2,875	-	-	2,875	206	61
Home equity	285	-	-	285	32	1

Total	$3,160	-	-	3,160	238	62

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2015:
Foreclosed real estate	$300	-	-	300	196	-

At December 31, 2014:
Foreclosed real estate	$206	-	-	206	63	16

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

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital, of which the Bank has none. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period end December 31, 2017. Because of the Bank's asset size, the Bank is not considered an advanced approaches banking organization and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its  Tier 1 capital calculations.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Regulatory Matters, Continued

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged)

At June 30, 2015, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at June 30, 2015, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2015:
Total Capital to Risk-
Weighted Assets	$19,569	19.15%	$8,174	8.00%	$10,217	10.00%
Tier I Capital to Risk-
Weighted Assets	18,661	18.26	6,130	6.00	8,174	8.00
Tier I Capital
to Total Assets	18,661	12.57	5,938	4.00	7,422	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,661	18.26	4,598	4.50	6,641	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	19,211	19.33	7,949	8.00	9,937	10.00
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

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

We currently operate out of six full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, commercial real estate, commercial business loans, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

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

On July 10, 2015, the Company announced that Sunshine Savings Bank had submitted an application to the Florida Office of Financial Regulation ("OFR") to convert its charter from a federally-chartered savings bank to a Florida-chartered commercial bank.  Subject to receiving the necessary regulatory approvals, the conversion is expected to be completed in the fourth quarter of calendar year 2015.

Upon completion of the conversion, the Bank's primary regulator will be the OFR, with additional federal oversight provided by the Federal Deposit Insurance Corporation ("FDIC").  The Federal Reserve Board will continue to be the primary banking regulator for Sunshine Financial, Inc.
The conversion to a state charter will not affect the Bank's customers in any way.  Depositors will continue to have full protection of the FDIC.

Sunshine Financial is currently regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and Sunshine Savings Bank is regulated by the OCC and the Federal Deposit Insurance Corporation ("FDIC").

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
Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General.  Total assets increased $2.2 million, or 1.4%, to $153.2 million at June 30, 2015 from $151.0 million at December 31, 2014. The increase in total assets was due primarily to the purchase of $3.0 million in bank owned life insurance (BOLI) and a $2.3 million increase in loans, partially offset by a decrease in securities held to maturity of $2.6 million.  The net increase in assets was primarily funded by a $1.5 million increase in deposits.

Loans.  Our net loan portfolio increased $2.3 million, to $105.1 million at June 30, 2015 from $102.8 million at December 31, 2014.  The increase in loans was due to a $5.8 million increase in commercial real estate loans, and a $377,000 increase in commercial business loans, partially offset by decreases in one- to four-family loans, lot loans, construction loans and consumer loans.  We originate and sell one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the six-months ended June 30, 2015, we originated $5.9 million of one- to four-family mortgage loans for sale, and $5.7 million were sold to Freddie Mac at a gain on sale of $118,000.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2015 was $908,000, or 0.85% of loans, compared to $1.1 million, or 1.04% of loans, at December 31, 2014.  Nonperforming loans decreased slightly to $1.8 million at June 30, 2015 from $2.1 million at December 31, 2014.  Nonperforming loans to total loans decreased to 1.72% at June 30, 2015 from 2.01% at December 31, 2014.  Loans on nonaccrual which were less than ninety days past due totaled $386,000 at June 30, 2015 compared to $534,000 at December 31, 2014.

Deposits.  Total deposits increased $1.5 million, or 1.1%, to $129.3 million at June 30, 2015 from $127.9 million at December 31, 2014.  This increase was primarily due to a $1.1 million increase in noninterest bearing deposits and a $2.1 million increase in money market and savings accounts, partially offset by a $1.7 million decrease in time deposits.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in time deposits was primarily the result of some customers shifting these funds into shorter term interest-bearing demand accounts.

Equity.  Total stockholders' equity increased $287,000 to $22.7 million at June 30, 2015.  This increase was primarily due to net earnings of $247,000 and stock-based compensation of $112,000, partially offset by the repurchase of 4,000 shares of common stock totaling $72,000 for the six-months ended June 30, 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income earned from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense paid on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances.

	Three Months Ended June 30,
	2015				2014
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$103,885		$1,365	5.26%	$96,976		$1,297	5.35%
Securities held to maturity	24,446		121	1.98	29,048		155	2.13
Other interest-earning assets (2)	8,373		5	0.24	9,279		6	0.28

Total interest-earning assets	136,704		1,491	4.36	135,303		1,458	4.31

Noninterest-earning assets	14,122				11,525

Total assets	$150,826				$146,828

Interest-bearing liabilities:
MMDA and statement savings	76,497		62	0.32	73,136		60	0.33
Time deposits	25,890		31	0.48	27,652		34	0.50

Total interest-bearing liabilities	102,387		93	0.36	100,788		94	0.37

Noninterest-bearing liabilities	25,851				22,686
Equity	22,588				23,354

Total liabilities and equity	$150,826				$146,828

Net interest income			$1,398				$1,364

Net interest rate spread (3)				4.00%				3.94%

Net interest margin (4)				4.09%				4.03%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2015				2014
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$103,385		$2,711	5.25%	$96,659		$2,580	5.34%
Securities held to maturity	24,867		251	2.02	28,715		306	2.13
Other interest-earning assets (2)	8,399		12	0.29	9,350		13	0.27

Total interest-earning assets	136,651		2,974	4.35	134,724		2,899	4.30

Noninterest-earning assets	13,420				11,480

Total assets	$150,071				$146,204

Interest-bearing liabilities:
MMDA and statement savings	76,019		122	0.32	72,359		119	0.33
Time deposits	26,098		64	0.49	27,952		67	0.48

Total interest-bearing liabilities	102,117		186	0.36	100,311		186	0.37

Noninterest-bearing liabilities	25,450				22,541
Equity	22,504				23,352

Total liabilities and equity	$150,071				$146,204

Net interest income			$2,788				$2,713

Net interest rate spread (3)				3.99%				3.93%

Net interest margin (4)				4.08%				4.03%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.34	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2015 and 2014

General. Net earnings for the three months ended June 30, 2015 was $223,000 compared to a net loss of $32,000 for the three months ended June 30, 2014, resulting in an annualized return on average assets of 0.59% for the three months ended June 30, 2015 and (0.09)% for the three months ended June 30, 2014.  The increase in net earnings was due primarily to increases in noninterest income, and to a lesser extent net interest income, partially offset by an increase in noninterest expense.

Net Interest Income.  Net interest income increased $34,000, or 2.5%, to $1.4 million for the three months ended June 30, 2015 from the same period in 2014, primarily due to a $6.9 million increase in average loans for 2015, offset somewhat by a nine basis point decrease in our average yield on loans.  Our net interest rate spread increased to 4.00% for the three months ended June 30, 2015 from 3.94% for the same period in 2014, while our net interest margin increased to 4.09% at June 30, 2015 from 4.03% at June 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2015 stayed constant at 1.34 for both periods.

Interest Income. Interest income for the three months ended June 30, 2015 increased $33,000, or 2.3%, to $1.5 million from the same period in 2014.  The increase in interest income for the three months ended June 30, 2015 was primarily due to a $6.9 million increase in average loans for 2015, offset somewhat by a nine basis point decrease in our average yield on loans.  Average loans increased to $103.9 million for the three months ended June 30, 2015 from $97.0 million for the same period in 2014.  The average rate on loans decreased to 5.26% for the three months ended June 30, 2015 compared to 5.35% for the three months ended June 30, 2014.

Interest Expense. Interest expense for the three months ended June 30, 2015 and June 30, 2014 was $93,000 and $94,000, respectively.  The total cost of funds for the three months ended June 30, 2015 and June 30, 2014 was 0.36% and 0.37%, respectively.

Provision for Loan Losses.  We recorded a provision for loan losses of $50,000 for the three months ended June 30, 2015 and 2014.  The provision for loan losses reflected historical and incurred future loan losses, the increase in our loan portfolio and decline in nonaccrual loans. Net charge-offs for the three months ended June 30, 2015 were $244,000 compared to a net charge-offs of $97,000 for the three months ended June 30, 2014. The increase in net charge-offs was primarily due to one home equity loan which was charged-off due to inadequate collateral.  Nonperforming loans to total loans at June 30, 2015 were 1.72% compared to 2.01% at December 31, 2014.  The allowance for loan losses to loans was 0.85% at June 30, 2015 compared to 1.04% at December 31, 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2015 and 2014, Continued

Management considers the allowance for loan losses at June 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2015 increased $494,000, or 103.6%, to $971,000 compared to $477,000 for the same period in 2014, primarily due to a $451,000 gain on the sale of excess land located at the home office location.  Income from BOLI purchased in April 2015 was $24,000, gain on loan sales increased $11,000, the gain on sale of foreclosed assets increased $13,000, fees and charges on loans increased $32,000 and fees and service charges on deposit accounts decreased $44,000 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The primary cause for the increase in the gain on loan sales was an increase in the volume of loans sold to Freddie Mac as refinancing activity increased due to lower mortgage rates as compared to the same period last year.  There was no gain on sale of foreclosed assets during the three months ended June 30, 2014.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2015 increased $104,000, or 5.6%, as compared to the same period in 2014.  The largest increases were in salaries and benefits, other, and professional fees.  The increase in salaries and benefits was due to a one-time bonus paid to non-executive officer employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees.

Income Taxes. For the three months ended June 30, 2015, we recorded income taxes of $156,000 on before tax earnings of $379,000.  For the three months ended June 30, 2014, we recorded an income tax benefit of $13,000 on a before tax loss of $45,000.  Our effective tax rate for the three months ended June 30, 2015 was 41.2% compared to (28.9)% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2015 and 2014

General.  Net earnings for the six months ended June 30, 2015 was $247,000 compared to a net loss of $53,000 for the six months ended June 30, 2014, resulting in an annualized return on average assets of 0.33% for the six months ended June 30, 2015 and (0.07) % for the six months ended June 30, 2014.  The increase in net earnings was due primarily to an increase in noninterest income, and to a lesser extent an increase in net interest income, partially offset by an increase in noninterest expense.

Net Interest Income.  Net interest income increased $75,000, or 2.8%, to $ 2.8 million for the six months ended June 30, 2015 from $2.7 million for the same period in 2014, primarily due to a $6.7 million increase in average loans for 2015, offset somewhat by a nine basis point decrease in our average yield on loans.  Our net interest rate spread increased to 3.99% for the six months ended June 30, 2015 from 3.93% for the same period in 2014, while our net interest margin increased to 4.08% at June 30, 2015 from 4.03% at June 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2015 stayed constant at 1.34x for both periods.  Our average cost of funds declined to 0.36% for the six month period ended June 30, 2015, from 0.37% for the same period in 2014.

Interest Income. Interest income for the six months ended June 30, 2015 increased $75,000, or 2.6%, to $3.0 million from $2.9 million for the same period ended June 30, 2014.  The increase in interest income for the six months ended June 30, 2015 was primarily due to a higher average balance of loans, partially offset by lower rates on loans and lower average balances and yields on investments.  Average securities held to maturity decreased to $24.9 million for the six months ended June 30, 2015 compared to $28.7 million for the six months ended June 30, 2014.  The average rate on investments decreased to 2.02% for the six months ended June 30, 2015 compared to 2.13% for the six months ended June 30, 2014.

Interest Expense. Interest expense for the six months ended June 30, 2015 and June 30, 2014 was $186,000.  Neither the average balance nor the average rate paid on deposits significantly changed.

Provision for Loan Losses.  We recorded a provision for loan losses of $80,000 for the six months ended June 30, 2015 and a provision for loan losses of $100,000 for the same period in 2014.  Net charge-offs for the six months ended June 30, 2015 were $259,000 compared to $228,000 for the six months ended June 30, 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2015 and 2014, Continued

Noninterest Income. Noninterest income for the six months ended June 30, 2015 increased $499,000, or 53.3%, to $1.4 million compared to $937,000 for the same period in 2014, primarily due to a $451,000 gain on the sale of excess land located at the home office location.  Income from BOLI purchased in April 2015 was $24,000, gain on loan sales increased $46,000, gain on sale of foreclosed assets increased $23,000, fees and charges on loans increased $47,000 and fees and service charges on deposit accounts decreased $96,000 for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The primary cause for the increase in the gain on loan sales was an increase in the volume of loans sold to Freddie Mac as refinancing activity increased due to lower mortgage rates as compared to the same period last year.  There was no gain on sale of foreclosed assets during the six months ended June 30, 2014.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2015 was $3.7 million compared to $3.6 million for the same period in 2014, an increase of $76,000 or 2.1%.  The largest increases were in salaries and benefits, other, and professional fees.  The increase in salaries and benefits was due to a one-time bonus paid to non-executive officer employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees.

Income Taxes. For the six months ended June 30, 2015, we recorded income taxes of $189,000 on before tax income of $436,000.  For the six months ended June 30, 2014, we recorded income tax benefit of $29,000 on a before tax loss of $82,000.  Our effective tax rate for the six months ended June 30, 2015 was 43.3% compared to (35.4)% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.

Item 4.  Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c)  The following table sets forth information for the three months ended June 30, 2015 with respect to our repurchases of our outstanding common shares:
	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2015 – April 30, 2015	---	---	---	52,351
May 1, 2015 – May 31, 2015	1,410[1]	18.00	---	---
June 1, 2015 – June 30, 2015	---	---	---	---
Total	1,410[1]	---	---	52,351

(1)	Repurchased in connection with tax withholding on the vesting of restricted stock awards.

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

SUNSHINE FINANICAL, INC.

Date: August 11, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2015	By:	/s/ Scott A. Swain
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