Form 10-Q/A
period 2015-03-31
Sunshine Financial Inc
filed 2015-08-28
CIK 1500837

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

Explanatory Note
Overview
Sunshine Financial, Inc. (the "Company"), is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this "Amendment") to restate and amend the Company's previously issued unaudited condensed consolidated financial statements and related financial information for the three months ended March 31, 2015 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission on May 13, 2015 (the "Original Filing Date"). This Amendment amends and restates the Company's unaudited condensed consolidated financial statements and related disclosures in "Part I – Item 1. Financial Statements" for the quarter ended March 31, 2015, as well as related disclosures in "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I – Item 4. Controls and Procedures."
Background to and Effects of the Restatements
On August 25, 2015, the Board of Directors of the Company concluded, in consultation with management and after discussion with Hacker, Johnson & Smith PA., the Company's independent registered accounting firm, that the Company's previously issued condensed consolidated financial statements for the quarters ended March 31, 2015 and June 30, 2015 should no longer be relied upon because of errors related to the omission of approximately $314,000 of certain data processing charges that resulted in a material misstatement of expenses.
The Company determined that data processing expense for the three months ended March 31, 2015, was understated by $211,000.  The Company migrated to a service bureau from an in-house processing core system and was not accruing the data processing expense due to the misdirection of the invoice to another financial institution by the processor.  This error was not discovered due to the lack of timely reconciliations of due from cash accounts and automated clearing house ("ACH") processing accounts.  The impact of the restatement on the condensed consolidated financial statements for the three months ended March 31, 2015 is summarized in Note 13 to the Company's unaudited condensed consolidated financial statements included in "Part I – Item 1. Financial Statements" of this Amendment.

The Company has amended and restated in its entirety each Item of the Original Form 10-Q that required a change to reflect this restatement and to include certain additional information, namely: "Part I – Item 1. Financial Statements," "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I – Item 4. Controls and Procedures" and "Part II – Item 6. Exhibits."
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and unaffected items and exhibits are not included herein. Except as stated above, the financial statements and other disclosures in the Original Form 10-Q are unchanged. In particular, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events. Accordingly, forward-looking statements included in this Amendment represent management's views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Form 10-Q and the Company's filings with the Securities and Exchange Commission made subsequent to the Original Filing Date, together with any amendments to those filings.
"Part II – Item 6. Exhibits" of this Amendment has been amended to include currently dated certifications from the Company's principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

Page Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	3

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	4

Condensed Consolidated Statements of Stockholders' Equity for the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows For the Three-Month Periods Ended March 31, 2015 and 2014 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-24

Item 2. Management's Discussion and Analysis of Financial Conditionand Results of Operations	25-32

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$1,764	3,682
Interest-bearing deposits with banks	15,588	9,350

Cash and cash equivalents	17,352	13,032

Securities held to maturity (fair value of $24,943 and $25,835)	24,845	26,035
Loans, net of allowance for loan losses of $1,102 and $1,087	102,677	102,786
Premises and equipment, net	4,825	4,907
Federal Home Loan Bank stock, at cost	136	130
Deferred income taxes	2,630	2,561
Accrued interest receivable	359	350
Foreclosed real estate	354	206
Other assets	998	999

Total assets	$154,176	151,006

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$27,857	26,206
Money-market deposit accounts	35,327	35,358
Savings accounts	41,530	39,606
Time deposits	26,122	26,735

Total deposits	130,836	127,905

Official checks	369	325
Advances by borrowers for taxes and insurance	193	29
Other liabilities	514	359

Total liabilities	131,912	128,618

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,090,110 and 1,094,110 shares issued and outstanding at March 31, 2015 and December 31, 2014	10	10
Additional paid in capital	8,295	8,334
Retained earnings	14,601	14,709
Unearned Employee Stock Ownership Plan shares	(642)	(665)

Total stockholders' equity	22,264	22,388

Total liabilities and stockholders' equity	$154,176	151,006

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$1,346	$1,284
Securities	130	152
Other	7	6

Total interest income	1,483	1,442

Interest expense-deposits	93	93

Net interest income	1,390	1,349

Provision for loan losses	30	50

Net interest income after provision for loan losses	1,360	1,299

Noninterest income:
Fees and service charges on deposit accounts	349	401
Gain on loan sales	62	27
Gain on sale of foreclosed real estate	10	-
Fees and charges on loans	38	22
Other	6	10

Total noninterest income	465	460

Noninterest expenses:
Salaries and employee benefits	885	873
Occupancy and equipment	279	294
Data processing services	383	203
Professional fees	151	126
Federal Deposit Insurance Corporation insurance	30	26
Advertising and promotion	6	16
Stationery and supplies	16	18
Telephone communications	41	41
Foreclosed real estate	17	16
Credit card expense	31	33
Other	140	150

Total noninterest expenses	1,979	1,796

Loss before income tax benefit	(154)	(37)

Income tax benefit	(46)	(16)

Net loss	$(108)	$(21)

Basic loss per common share	$(0.11)	$(0.02)

Diluted loss per common share	$(0.11)	$(0.02)

Dividends per share	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2015 and 2014 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(21)	-	(21)

Stock based compensation expense (unaudited)	-	-	48	-	-	48

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants (unaudited)	-	-	(19)	-	22	3

Balance, March 31, 2014 (unaudited)	1,153,510	$11	9,435	14,649	(734)	23,361

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss (unaudited)	-	-	-	(108)	-	(108)

Stock based compensation expense (unaudited)	-	-	53	-	-	53

Repurchase of common Stock (unaudited)	(4,000)		(72)			(72)

Common stock allocated to ESOP participants (unaudited)	-	-	(20)	-	23	3

Balance, March 31, 2015 (unaudited)	1,090,110	$10	8,295	14,601	(642)	22,264

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(108)	$(21)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	95	92
Provision for loan losses	30	50
Deferred income tax benefit	(69)	(16)
Net amortization of premiums/discounts on securities	12	11
Net amortization of deferred loan fees and costs	(2)	13
Loans originated for sale	(2,546)	(1,072)
Proceeds from loans sold	2,220	1,174
Gain on sale of loans	(46)	(27)
ESOP compensation expense	23	22
Decrease in additional paid in capital due to ESOP allocation	(20)	(19)
Share-based compensation expense	53	48
Increase in accrued interest receivable	(9)	(10)
Decrease (increase) in other assets	1	(139)
Gain on sale of foreclosed real estate	(10)	-
Write-down of foreclosed real estate	-	25
Increase in official checks	44	20
Net increase in advances by borrowers for taxes and insurance	164	131
Increase in other liabilities	155	86

Net cash (used in) provided by operating activities	(13)	368
Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,910)
Principal pay-downs on held-to-maturity securities	1,178	965
Net decrease (increase) in loans	223	(1,539)
Net purchases of premises and equipment	(13)	(63)
(Purchase) redemption of Federal Home Loan Bank stock	(6)	47
Proceeds from sale of foreclosed real estate	106	128
Capital expenditures for foreclosed real estate	(14)	(12)

Net cash provided (used) in investing activities	1,474	(4,384)

Cash flows from financing activities:
Net increase in deposits	2,931	3,934
Repurchase of common stock	(72)	(383)

Net cash provided by financing activities	2,859	3,551

Increase (decrease) in cash and cash equivalents	4,320	(465)

Cash and cash equivalents at beginning of period	13,032	14,455

Cash and cash equivalents at end of period	$17,352	$13,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$93	$93

Noncash transactions:
Transfer from loans to foreclosed real estate	$230	$-
Increase in loan servicing assets	$16	$-

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three-months ended March 31, 2015 and 2014, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended March 31:
Basic EPS:
Net loss	$(108)	987,128	$(0.11)	$(21)	1,042,973	$(0.02)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		-			-
Diluted EPS:
Net loss	$(108)	987,128	$(0.11)	$(21)	1,042,973	$(0.02)

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$17,352	17,352	1	13,032	13,032	1
Securities held to maturity	24,845	24,943	2	26,035	25,835	2
Loans	102,677	104,192	3	102,786	103,152	3
Federal Home Loan Bank stock	136	136	3	130	130	3
Accrued interest receivable	359	359	3	350	350	3

Financial liabilities:
Deposits	130,836	127,158	3	127,905	125,524	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

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

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2015:
Total Capital to Risk-
Weighted Assets	$18,986	19.15%	$7,930	8.00%	$9,912	10.00%
Tier I Capital to Risk-
Weighted Assets	17,884	18.04	5,947	6.00	7,930	8.00
Tier I Capital
to Total Assets	17,884	12.27	5,853	4.00	7,316	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	17,884	18.04	4,460	4.50	6,443	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	19,211	19.33	7,949	8.00	9,937	10.00
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(13)  Restatement of Previously Issued Financial Statements
After May 13, 2015, the date the Original Form 10-Q was filed, the Company determined that data processing expense for the three months ended March 31, 2015, was understated by $211,000.  The Company migrated to a service bureau from an in-house processing core system and was not accruing the data processing expense due to the misdirection of the invoice to another financial institution by the processor.  This error was not discovered due to the lack of timely reconciliations of due from cash accounts and ACH processing accounts.

As a result of the restatement, the following financial statement line items were adjusted (in thousands except per share amounts):

		Previously	Effect of
	Restated	Reported	Change
Consolidated Balance Sheet:
At March 31, 2015:
Cash and due from banks	$1,764	1,936	(172)
Cash and cash equivalents	17,352	17,524	(172)
Deferred income taxes	2,630	2,551	79
Total assets	154,176	154,269	(93)
Other liabilities	514	475	39
Total liabilities	131,912	131,873	39
Retained earnings	14,601	14,733	(132)
Total stockholders' equity	22,264	22,396	(132)
Total liabilities and stockholders' equity	154,176	154,269	(93)

Statement of Operations:
For the Three Months Ended March 31, 2015:
Data processing expense	383	172	211
Total noninterest expense	1,979	1,768	211
Loss (earnings) before income taxes (benefit)	(154)	57	(211)
Income taxes (benefit)	(46)	33	(79)
Net (loss) earnings	(108)	24	(132)

(Loss) earnings per share:
Basic	(0.11)	0.02	(0.13)
Diluted	(0.11)	0.02	(0.13)

Consolidated Statement of Stockholders' Equity:
For the Three Months Ended March 31, 2015:
Net (loss) earnings	(108)	24	(132)
Retained earnings	14,601	14,733	(132)
Total stockholders' equity	22,264	22,396	(132)

Consolidated Statement of Cash Flows:
For the Three Months Ended March 31, 2015:
Net (loss) earnings	(108)	24	(132)
Deferred income taxes (benefit)	(69)	10	(79)
Increase in other liabilities	155	116	39
Cash (used in) provided from operation activities	(13)	159	(172)
Increase in cash and cash equivalents	4,320	4,492	(172)
Cash and cash equivalents at end of period	17,352	17,524	(172)

As a result of the restatement, Notes (3, 8 and 12) of the financial statements were affected.

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
Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General.  Total assets increased $3.2 million, or 2.1%, to $154.2 million at March 31, 2015 from $151.0 million at December 31, 2014. The increase in total assets was due primarily to increases in interest-bearing deposits with banks.  The net increase in assets was primarily funded by a $2.9 million increase in deposits.

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

Equity.  Total stockholders' equity decreased $124,000 to $22.3 million at March 31, 2015.  This decrease was primarily due to a net loss of $108,000 and stock-based compensation of $53,000, partially offset by the repurchase of 4,000 shares of common stock totaling $72,000 for the three-months ended March 31, 2015.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended March 31, 2015 and 2014

General. Net loss for the three months ended March 31, 2015 was $108,000 compared to a net loss of $21,000 for the three months ended March 31, 2014, resulting in an annualized return on average assets of (0.29)% for the three months ended March 31, 2015 and (0.06)% for the three months ended March 31, 2014.  The increase in net loss was due primarily to an increase in our data processing services, offset slightly by an increase in net interest income, and a decrease in our provision for loan loss.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future, and an increase in third party interchange fees.

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

Noninterest Expense. Noninterest expense for the three months ended March 31, 2015 increased $183,000, or 10.2%, as compared to the same period in 2014.  The largest increases were in data processing services and professional fees.  The increase in data processing services was primarily due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cybersecurity costs in the future, and an increase in third party interchange fees.  The increase in professional fees was due to higher legal fees for Sunshine Financial, Inc. related to regulatory filings.  These increases were partially offset by a decrease in occupancy and equipment resulting from a decrease in ATM maintenance costs.

Income Taxes. For the three months ended March 31, 2015, we recorded an income tax benefit of $46,000 on a before tax loss of $154,000.  For the three months ended March 31, 2014, we recorded an income tax benefit of $16,000 on a before tax loss of $37,000.  Our effective tax rate for the three months ended March 31, 2015 was 29.9% compared to 43.2% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management in connection with our Original Form 10-Q.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to that evaluation, in connection with the restatement discussed in Note 13 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, and our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2015.

In connection with the restatement discussed in Note 13 to the condensed consolidated financial statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified was that management did not maintain effective control over the reconciliation process related to the Company's ACH and correspondent bank accounts.  Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not timely reconcile these accounts. This material weakness resulted in the restatement of the Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2015 and June 30, 2015 and the six month period ended June 30, 2015.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 4.  Controls and Procedures (continued)

(a)	Evaluation of Disclosure Controls and Procedures (continued)

design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management's Remediation Initiatives

As of the date of this Amendment a new control has been designed and implemented. This control includes changes to the process and timing of the reconciliations of ACH and correspondent bank accounts.  We believe that the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: August 28, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 28, 2015	By:	/s/ Scott A. Swain
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