Form 10-Q/A
period 2015-06-30
Sunshine Financial Inc
filed 2015-08-31
CIK 1500837

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

Explanatory Note
Overview
Sunshine Financial, Inc. (the "Company"), is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this "Amendment") to restate and amend the Company's previously issued unaudited condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2015 previously included in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the "Original Form 10-Q"), which was filed with the Securities and Exchange Commission on August 11, 2015 (the "Original Filing Date"). This Amendment amends and restates the Company's unaudited condensed consolidated financial statements and related disclosures in "Part I – Item 1. Financial Statements" for the three and six months ended June 30, 2015, as well as related disclosures in "Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I – Item 4. Controls and Procedures."
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
The Company determined that data processing expense for the three and six months ended June 30, 2015, was understated by $103,000 and 314,000, respectively.  The Company migrated to a service bureau from an in-house processing core system and was not accruing the data processing expense due to the misdirection of the invoice to another financial institution by the processor.  This error was not discovered due to the lack of timely reconciliations of due from cash accounts and automated clearing house ("ACH") processing accounts.  The impact of the restatement on the condensed consolidated financial statements for the three and six months ended June 30, 2015 is summarized in Note 12 to the Company's unaudited condensed consolidated financial statements included in "Part I – Item 1. Financial Statements" of this Amendment.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-35

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At June 30, 2015	At December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$2,689	3,682
Interest-bearing deposits with banks	9,738	9,350

Cash and cash equivalents	12,427	13,032

Securities held to maturity (fair value of $23,352 and $25,835)	23,464	26,035
Loans, net of allowance for loan losses of $908 and $1,087	105,066	102,786
Premises and equipment, net	4,669	4,907
Bank owned life insurance	3,024	-
Federal Home Loan Bank stock, at cost	136	130
Deferred income taxes	2,513	2,561
Accrued interest receivable	378	350
Foreclosed real estate	300	206
Other assets	1,039	999

Total assets	$153,016	151,006

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$27,262	26,206
Money-market deposit accounts	36,257	35,358
Savings accounts	40,792	39,606
Time deposits	25,054	26,735

Total deposits	129,365	127,905

Official checks	340	325
Advances by borrowers for taxes and insurance	293	29
Other liabilities	539	359

Total liabilities	130,537	128,618

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,090,110 and 1,094,110 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid in capital	8,327	8,334
Retained earnings	14,760	14,709
Unearned Employee Stock Ownership Plan shares	(618)	(665)

Total stockholders' equity	22,479	22,388

Total liabilities and stockholders' equity	$153,016	151,006

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,365	1,297	2,711	2,580
Securities	121	155	251	306
Other	5	6	12	13

Total interest income	1,491	1,458	2,974	2,899

Interest expense	93	94	186	186

Net interest income	1,398	1,364	2,788	2,713

Provision for loan losses	50	50	80	100

Net interest income after provision for loan losses	1,348	1,314	2,708	2,613

Noninterest income:
Fees and service charges on deposit accounts	373	416	721	817
Gain on sale of loans	56	45	118	72
Gain on sale of foreclosed real estate	13	-	23	-
Gain on sale of land	451	-	451	-
Fees and charges on loans	45	13	83	36
Bank owned life insurance earnings	24	-	24	-
Other	9	3	16	12

Total noninterest income	971	477	1,436	937

Noninterest expenses:
Salaries and employee benefits	955	889	1,841	1,762
Occupancy and equipment	276	310	555	603
Data processing services	282	201	665	404
Professional fees	175	135	326	261
Federal Deposit Insurance Corporation insurance	31	31	61	57
Advertising and promotion	22	35	28	51
Stationery and supplies	23	29	40	46
Telephone and postage	32	40	73	81
Foreclosed real estate	27	6	44	22
Credit card expense	31	36	62	69
Other	189	124	327	276

Total noninterest expenses	2,043	1,836	4,022	3,632

Earnings (loss) before income taxes (benefit)	276	(45)	122	(82)

Income taxes (benefit)	117	(13)	71	(29)

Net earnings (loss)	$159	(32)	51	(53)

Basic earnings (loss) per common share	$0.16	(0.03)	0.05	(0.05)

Diluted earnings (loss) per common share	$0.16	(0.03)	0.05	(0.05)

Cash dividends per common share	$-	-	-	-

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net loss (unaudited)	-	-	-	(53)	-	(53)

Stock based compensation expense (unaudited)	-	-	95	-	-	95

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(39)	-	45	6

Balance, June 30, 2014 (unaudited)	1,153,510	$11	9,462	14,617	(711)	23,379

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net earnings (unaudited)	-	-	-	51	-	51

Stock based compensation expense (unaudited)	-	-	105	-	-	105

Repurchase of common stock (unaudited)	(4,000)	-	(72)	-	-	(72)

Common stock allocated to ESOP participants (unaudited)	-	-	(40)	-	47	7

Balance, June 30, 2015 (unaudited)	1,090,110	$10	8,327	14,760	(618)	22,479

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$51	$(53)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	188	185
Provision for loan losses	80	100
Deferred income taxes (benefit)	48	(29)
Net amortization of premiums/discounts on securities	25	20
Net amortization of deferred loan fees and costs	6	12
Bank owned life insurance earnings	(24)	-
Loans originated for sale	(5,875)	(2,629)
Proceeds from loans sold	5,737	2,776
Gain on sale of loans	(118)	(72)
ESOP compensation expense	7	6
Stock-based compensation expense	105	95
Increase in accrued interest receivable	(28)	(1)
Increase in other assets	(40)	(131)
Gain on sale of foreclosed real estate	(23)	(1)
Write-down of foreclosed real estate	-	25
Amortization of loan servicing rights	-	35
Gain on the sale of land	(451)	-
Increase in official checks	15	187
Net increase in advances by borrowers for taxes and insurance	264	177
Increase in other liabilities	180	201

Net cash provided by operating activities	147	903
Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,897)
Principal pay-downs on held-to-maturity securities	2,546	2,088
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(2,340)	(2,711)
Net sales (purchases) of premises and equipment	501	(134)
(Purchase) redemption of Federal Home Loan Bank stock	(6)	47
Proceeds from sale of foreclosed real estate	173	128
Capital improvements to foreclosed real estate	(14)	(11)

Net cash used in investing activities	(2,140)	(4,490)

Cash flows from financing activities:
Net increase in deposits	1,460	2,908
Repurchase of common stock	(72)	(383)

Net cash provided by financing activities	1,388	2,525

Decrease in cash and cash equivalents	(605)	(1,062)

Cash and cash equivalents at beginning of period	13,032	14,455

Cash and cash equivalents at end of period	$12,427	$13,393

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$186	$186

Noncash transaction-
Transfer from loans to foreclosed real estate	$230	$-

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

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss)	$159	988,269	$0.16	$(32)	1,043,428	$(0.03)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		29,561			-

Diluted EPS:
Net earnings (loss)	$159	1,017,830	$0.16	$(32)	1,043,428	$(0.03)

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Six Months Ended June 30:
Basic EPS:
Net earnings (loss)	$51	994,681	$0.05	$(53)	1,083,387	$(0.05)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		30,239			-

Diluted EPS:
Net earnings (loss)	$51	1,024,920	$0.05	$(53)	1,083,387	$(0.05)

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.            Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2015			At December 31, 2014
					Fair
	Carrying	Fair		Carrying	Value	Level
	Amount	Value	Level	Amount
Financial assets:
Cash and cash equivalents	$12,427	12,427	1	13,032	13,032	1
Securities held to maturity	23,464	23,352	2	26,035	25,835	2
Loans	105,066	106,591	3	102,786	103,152	3
Federal Home Loan Bank stock	136	136	3	130	130	3
Accrued interest receivable	378	378	3	350	350	3

Financial liabilities:
Deposits	129,365	125,170	3	127,905	125,524	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

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

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2015:
Total Capital to Risk-
Weighted Assets	$19,255	18.85%	$8,174	8.00%	$10,217	10.00%
Tier I Capital to Risk-
Weighted Assets	18,347	17.96	6,130	6.00	8,174	8.00
Tier I Capital
to Total Assets	18,347	12.19	5,938	4.00	7,422	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,347	17.96	4,598	4.50	6,641	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	19,211	19.33	7,949	8.00	9,937	10.00
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Restatement of Previously Issued Financial Statements

After August 11, 2015, the date the Original Form 10-Q was filed, the Company determined that data processing expense for the three and six months ended June 30, 2015, was understated by $103,000 and $314,000, respectively.  The Company migrated to a service bureau from an in-house processing core system and was not accruing the data processing expense due to the misdirection of the invoice to another financial institution by the processor.  This error was not discovered due to the lack of timely reconciliations of due from cash accounts and ACH processing accounts.

As a result of the restatement, the following financial statement line items were adjusted (in thousands except per share amounts):

		Previously	Effect of
	Restated	Reported	Change
Consolidated Balance Sheet:
At June 30, 2015:
Cash and due from banks	$2,689	2,964	(275)
Cash and cash equivalents	12,427	12,702	(275)
Deferred income taxes	2,513	2,395	118
Total assets	153,016	153,173	(157)
Other liabilities	539	500	39
Total liabilities	130,537	130,498	39
Retained earnings	14,760	14,956	(196)
Total stockholders' equity	22,479	22,675	(196)
Total liabilities and stockholders' equity	153,016	153,173	(157)

Statement of Operations:
For the Three Months Ended June 30, 2015:
Data processing expense	282	179	103
Total noninterest expense	2,043	1,940	103
Earnings before income taxes	276	379	(103)
Income taxes	117	156	(39)
Net earnings	159	223	(64)

Earnings per share:
Basic	0.16	0.23	(0.07)
Diluted	0.16	0.22	(0.06)

For the Six Months Ended June 30, 2015:
Data processing expense	665	351	314
Total noninterest expense	4,022	3,708	314
Earnings before income taxes	122	436	(314)
Income taxes	71	189	(118)
Net earnings	51	247	(196)

Earnings per share:
Basic	0.05	0.25	(0.20)
Diluted	0.05	0.24	(0.19)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Restatement of Previously Issued Financial Statements (continued)

Consolidated Statement of Stockholders' Equity:
For the Six Months Ended June 30, 2015:
Net earnings (unaudited)	51	247	(196)
Retained earnings	14,760	14,956	(196)
Total stockholders' equity	22,479	22,675	(196)

Consolidated Statement of Cash Flows:
For the Six Months Ended June 30, 2015:
Net earnings, cash at period ended	51	247	(196)
Deferred income taxes	48	166	(118)
Increase in other liabilities	180	141	39
Cash provided from operation activity	147	422	(275)
Decrease in cash and cash equivalents	605	330	(275)
Cash and cash equivalents at end of period	12,427	12,702	(275)

As a result of the restatement, Notes (2, 7 and 11) of the financial statements was affected.

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
Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General.  Total assets increased $2.0 million, or 1.33%, to $153.0 million at June 30, 2015 from $151.0 million at December 31, 2014. The increase in total assets was due primarily to the purchase of $3.0 million in bank owned life insurance (BOLI) and a $2.3 million increase in loans, partially offset by a decrease in securities held to maturity of $2.6 million.  The net increase in assets was primarily funded by a $1.5 million increase in deposits.

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

Equity.  Total stockholders' equity increased $91,000 to $22.5 million at June 30, 2015.  This increase was primarily due to net earnings of $51,000 and stock-based compensation of $112,000, partially offset by the repurchase of 4,000 shares of common stock totaling $72,000 for the six-months ended June 30, 2015.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2015 and 2014

General. Net earnings for the three months ended June 30, 2015 was $159,000 compared to a net loss of $32,000 for the three months ended June 30, 2014, resulting in an annualized return on average assets of 0.42% for the three months ended June 30, 2015 and (0.09)% for the three months ended June 30, 2014.  The increase in net earnings was due primarily to increases in noninterest income, and to a lesser extent net interest income, partially offset by an increase in noninterest expense.

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

Noninterest Expense. Noninterest expense for the three months ended June 30, 2015 increased $207,000, or 11.3%, as compared to the same period in 2014.  The largest increases were in data processing services, salaries and benefits, other, and professional fees.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future. The increase in salaries and benefits was due to a one-time bonus paid to non-executive officer employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees.

Income Taxes. For the three months ended June 30, 2015, we recorded income taxes of $117,000 on before tax earnings of $276,000.  For the three months ended June 30, 2014, we recorded an income tax benefit of $13,000 on a before tax loss of $45,000.  Our effective tax rate for the three months ended June 30, 2015 was 42.4% compared to (28.9)% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2015 and 2014

General.  Net earnings for the six months ended June 30, 2015 was $51,000 compared to a net loss of $53,000 for the six months ended June 30, 2014, resulting in an annualized return on average assets of 0.07% for the six months ended June 30, 2015 and (0.07) % for the six months ended June 30, 2014.  The increase in net earnings was due primarily to an increase in noninterest income, and to a lesser extent an increase in net interest income, partially offset by an increase in noninterest expense.

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

Noninterest Expense. Noninterest expense for the six months ended June 30, 2015 was $4.0 million compared to $3.6 million for the same period in 2014, an increase of $390,000 or 10.7%.  The largest increases were in data processing services, salaries and benefits, other, and professional fees.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future. The increase in salaries and benefits was due to a one-time bonus paid to non-executive officer employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees.

Income Taxes. For the six months ended June 30, 2015, we recorded income taxes of $71,000 on before tax income of $122,000.  For the six months ended June 30, 2014, we recorded income tax benefit of $29,000 on a before tax loss of $82,000.  Our effective tax rate for the six months ended June 30, 2015 was 58.2% compared to (35.4)% for the same time period in 2014.

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

Subsequent to that evaluation, in connection with the restatement discussed in Note 12 to the condensed consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, and our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015.

In connection with the restatement discussed in Note 12 to the condensed consolidated financial statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified was that management did not maintain effective control over the reconciliation process related to the Company's ACH and correspondent bank accounts.  Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not timely reconcile these accounts. This material weakness resulted in the restatement of the Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2015 and June 30, 2015 and the six month period ended June 30, 2015.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: August 31, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 31, 2015	By:	/s/ Scott A. Swain
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