Form 10-Q
period 2015-09-30
Sunshine Financial Inc
filed 2015-11-16
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
At November 16, 2015, there were issued and outstanding 1,051,156 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2015 and 2014 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Nine-Month Periods Ended September 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2015 and 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)
	At September 30, 2015	At December 31, 2014
	(Unaudited)
Assets

Cash and due from banks	$2,562	3,682
Interest-bearing deposits with banks	7,167	9,350

Cash and cash equivalents	9,729	13,032

Securities held to maturity (fair value of $22,228 and $25,835)	22,168	26,035
Loans, net of allowance for loan losses of $910 and $1,087	108,114	102,786
Premises and equipment, net	4,656	4,907
Bank owned life insurance	3,050	-
Federal Home Loan Bank stock, at cost	136	130
Deferred income taxes	2,621	2,561
Accrued interest receivable	353	350
Foreclosed real estate	523	206
Other assets	1,003	999

Total assets	$152,353	151,006

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$26,686	26,206
Money-market deposit accounts	36,322	35,358
Savings accounts	41,164	39,606
Time deposits	24,700	26,735

Total deposits	128,872	127,905

Official checks	283	325
Advances by borrowers for taxes and insurance	399	29
Other liabilities	531	359

Total liabilities	130,085	128,618

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,082,310 and 1,094,110 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	10
Additional paid in capital	8,211	8,334
Retained earnings	14,641	14,709
Unearned Employee Stock Ownership Plan shares	(594)	(665)

Total stockholders' equity	22,268	22,388

Total liabilities and stockholders' equity	$152,353	151,006

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$1,371	1,347	4,081	3,927
Securities	116	145	367	451
Other	5	5	18	18

Total interest income	1,492	1,497	4,466	4,396

Interest expense	94	95	281	282

Net interest income	1,398	1,402	4,185	4,114

Provision for loan losses	45	-	125	100

Net interest income after provision for loan losses	1,353	1,402	4,060	4,014

Noninterest income:
Fees and service charges on deposit accounts	369	396	1,090	1,213
Gain on sale of loans	9	41	128	113
Gain on sale of foreclosed real estate	-	49	23	49
Gain on sale of land	-	-	451	-
Fees and charges on loans	24	30	107	65
Bank owned life insurance earnings	26	-	50	-
Other	12	3	27	16

Total noninterest income	440	519	1,876	1,456

Noninterest expenses:
Salaries and employee benefits	948	878	2,789	2,640
Occupancy and equipment	298	319	853	923
Data processing services	314	196	979	601
Professional fees	185	142	512	403
Federal Deposit Insurance Corporation insurance	32	34	93	91
Advertising and promotion	23	36	51	87
Stationery and supplies	13	27	53	73
Telephone and postage	34	63	107	187
Foreclosed real estate	13	14	57	36
Credit card expense	31	29	93	98
Other	141	95	463	326

Total noninterest expenses	2,032	1,833	6,050	5,465

(Loss) earnings before income taxes (benefit)	(239)	88	(114)	5

Income taxes (benefit)	(118)	26	(46)	(3)

Net (loss) earnings	$(121)	62	(68)	8

Basic (loss) earnings per common share	$(0.12)	0.06	(0.07)	0.01

Diluted (loss) earnings per common share	$(0.12)	0.06	(0.07)	0.01

Cash dividends per common share	$-	-	-	-

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net earnings (unaudited)	-	-	-	8	-	8

Stock based compensation expense (unaudited)	4,000	-	120	-	-	120

Repurchase of common stock (unaudited)	(20,944)	-	(383)	-	-	(383)

Common stock allocated to ESOP participants (unaudited)	-	-	(59)	-	68	9

Balance, September 30, 2014 (unaudited)	1,157,510	$11	9,467	14,678	(688)	23,468

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss (unaudited)	-	-	-	(68)	-	(68)

Stock based compensation expense (unaudited)	-	-	150	-	-	150

Repurchase of common stock (unaudited)	(11,800)	-	(213)	-	-	(213)

Common stock allocated to ESOP participants (unaudited)	-	-	(60)	-	71	11

Balance, September 30, 2015 (unaudited)	1,082,310	$10	8,211	14,641	(594)	22,268

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine-Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(68)	$8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	288	285
Gain on the sale of land	(451)	-
Provision for loan losses	125	100
Deferred income tax benefit	(60)	(19)
Net amortization of premiums/discounts on securities	36	32
Net amortization of deferred loan fees and costs	13	17
Bank owned life insurance earnings	(50)	-
Loans originated for sale	(6,102)	(4,573)
Proceeds from loans sold	6,254	4,378
Gain on sale of loans	(128)	(113)
ESOP compensation expense	11	9
Stock-based compensation expense	150	120
Increase in accrued interest receivable	(3)	(39)
(Increase) decrease in other assets	(4)	12
Gain on sale of foreclosed real estate	(23)	(49)
Write-down of foreclosed real estate	-	34
Decrease in official checks	(42)	(132)
Increase in advances by borrowers for taxes and insurance	370	299
Increase in other liabilities	172	139

Net cash provided by operating activities	488	508
Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,897)
Principal pay-downs on held-to-maturity securities	3,831	3,283
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(5,946)	(6,925)
Net sales (purchases) of premises and equipment	414	(172)
(Purchase) redemption of Federal Home Loan Bank stock	(6)	47
Proceeds from sale of foreclosed real estate	176	716
Capital improvements to foreclosed real estate	(14)	(12)

Net cash used in investing activities	(4,545)	(6,960)

Cash flows from financing activities:
Net increase in deposits	967	3,007
Repurchase of common stock	(213)	(383)

Net cash provided by financing activities	754	2,624

Decrease in cash and cash equivalents	(3,303)	(3,828)

Cash and cash equivalents at beginning of period	13,032	14,455

Cash and cash equivalents at end of period	$9,729	$10,627

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$281	$282

Noncash transaction-
Transfer from loans to foreclosed real estate	$456	$160

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and nine-month periods ended September 30, 2015 should not be considered as indicative of results for a full year.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   (Loss) Earnings Per Share
(Loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three and nine-months ended September 30, 2015, the outstanding stock options are not considered dilutive securities due to the net loss incurred by the Company.  For the three and nine-months ended September 30, 2014, the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three Months Ended September 30:
Basic EPS:
Net (loss) earnings	$(121)	987,627	$(0.12)	$62	1,045,897	$0.06
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			32,360

Diluted EPS:
Net (loss) earnings	$(121)	987,627	$(0.12)	$62	1,078,257	$0.06

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Nine Months Ended September 30:
Basic EPS:
Net (loss) earnings	$(68)	987,455	$(0.07)	$8	1,043,888	$0.01
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			32,493

Diluted EPS:
Net (loss) earnings	$(68)	987,455	$(0.07)	$8	1,076,381	$0.01

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2015
Mortgage-backed securities	$1,190	50	-	1,240
Collateralized mortgage obligations	20,978	155	(145)	20,988

Total	$22,168	205	(145)	22,228

At December 31, 2014
Mortgage-backed securities	1,580	72	-	1,652
Collateralized mortgage obligations	24,455	65	(337)	24,183

Total	$26,035	137	(337)	25,835

There were no securities pledged at September 30, 2015 or December 31, 2014.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2015:
Collateralized mortgage obligations	$(11)	2,031	(134)	7,007

At December 31, 2014:
Collateralized mortgage obligations	$(27)	5,984	(310)	11,283

At September 30, 2015 the unrealized losses on eleven securities are considered by management to be attributable to changes in market interest rates, and not to credit risk on the part of the issue, that has occurred since the securities' purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future.  We do not intend to sell the temporarily impaired securities and it is not likely that we will be required to sell the securities prior to their maturity.  . As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Real estate mortgage loans:
One-to four-family	$45,663	48,957
Lot	3,676	4,109
Commercial real estate	38,369	29,803
Construction	1,507	1,140

Total real estate loans	89,215	84,009

Commercial loans	1,110	656

Consumer loans:
Home equity	7,446	8,212
Automobile	3,405	3,545
Credit cards and unsecured	6,141	6,583
Deposit account	450	534
Other	767	973

Total consumer loans	18,209	19,847

Total loans	108,534	104,512

Add (deduct)
Loans in process	616	(526)
Deferred fees and discounts	(126)	(113)
Allowance for loan losses	(910)	(1,087)

Total loans, net	$108,114	102,786

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to Four- Family	Lot Loans	Commercial Real Estate	Constru-ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallo-cated	Total
Three Months Ended September 30, 2015:
Beginning balance	$266	34	214	1	13	212	14	126	-	27	1	908
Provision (credit) for loan loss	(21)	-	24	2	1	(9)	11	43	-	(5)	(1)	45
Charge-offs	-	(5)	-	-	-	(10)	(8)	(46)	-	-	-	(69)
Recoveries	-	1	-	-	-	18	1	6	-	-	-	26
Ending balance	$245	30	238	3	14	211	18	129	-	22	-	910
Three Months Ended September 30, 2014:
Beginning balance	$470	55	159	1	8	156	22	140	-	50	105	1,166
Provision (credit) for loan loss	14	(9)	24	2	1	(1)	19	3	-	1	(54)	-
Charge-offs	-	-	-	-	-	-	(10)	(28)	-	-	-	(38)
Recoveries	-	-	-	-	-	-	-	14	-	-	-	14
Ending balance	$484	46	183	3	9	155	31	129	-	51	51	1,142
Nine Months Ended September 30, 2015:
Beginning balance	$454	46	206	2	10	115	31	111	-	39	73	1,087
Provision (credit) for loan loss	(213)	(18)	32	1	4	289	(4)	124	-	(17)	(73)	125
Charge-offs	-	(5)	-	-	-	(221)	(14)	(137)	-	-	-	(377)
Recoveries	4	7	-	-	-	28	5	31	-	-	-	75
Ending balance	$245	30	238	3	14	211	18	129	-	22	-	910
Nine Months Ended September 30, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	8	(23)	17	2	4	21	36	(25)	-	27	33	100
Charge-offs	(129)	(24)	-	-	-	(10)	(17)	(106)	-	(40)	-	(326)
Recoveries	-	-	-	-	-	1	-	73	-	-	-	74
Ending balance	$484	46	180	3	9	158	31	129	-	51	51	1,142

At September 30, 2015:
Individually evaluated for impairment:
Recorded investment	$2,791	-	-	-	-	269	-	-	-	-	-	3,060
Balance in allowance for loan losses	$76	-	-	-	-	33	-	-	-	-	-	109
Collectively evaluated for impairment:
Recorded investment	$42,872	3,676	38,369	1,507	1,110	7,177	3,405	6,141	450	767	-	105,474
Balance in allowance for loan losses	$169	30	238	3	14	178	18	129	-	22	-	801
At December 31, 2014:
Individually evaluated for impairment:
Recorded investment	$3,297	-	-	-	-	289	-	14	-	-	-	3,600
Balance in allowance for loan losses	$63	-	-	-	-	4	-	2	-	-	-	69
Collectively evaluated for impairment:
Recorded investment	$45,660	4,109	29,803	1,140	656	7,923	3,545	6,569	534	973	-	100,912
Balance in allowance for loan losses	$391	46	206	2	10	111	31	109	-	39	73	1,018
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk	One to		Commercial					Credit
Profile by Internally	Four		Real	Constru-	Comme-	Home	Auto-	Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At September 30, 2015:
Grade:
Pass	$41,760	3,676	38,369	1,507	1,110	7,014	3,371	6,085	450	767	104,109
Special mention	-	-	-	-	-	-	6	11	-	-	17
Substandard	3,903	-	-	-	-	432	28	45	-	-	4,408
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$45,663	3,676	38,369	1,507	1,110	7,446	3,405	6,141	450	767	108,534

At December 31, 2014:
Grade:
Pass	44,305	4,031	29,803	1,140	656	7,726	3,526	6,563	534	938	99,222
Special mention	375	34	-	-	-	57	14	7	-	12	499
Substandard	4,277	44	-	-	-	429	5	13	-	23	4,791
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$48,957	4,109	29,803	1,140	656	8,212	3,545	6,583	534	973	104,512

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2015:
Real estate loans:
One-to four-family	$1,437	95	-	1,532	42,992	1,139	45,663
Lot	72	-	-	72	3,604	-	3,676
Commercial real estate	-	-	-	-	38,369	-	38,369
Construction	-	-	-	-	1,507	-	1,507
Commercial loans	-	-	-	-	1,110	-	1,110
Consumer loans:
Home equity	29	-	-	29	7,080	337	7,446
Automobile	22	-	-	22	3,355	28	3,405
Credit cards and unsecured	75	10	26	111	5,985	45	6,141
Deposit account	4	-	-	4	446	-	450
Other	83	-	-	83	684	-	767

Total	$1,722	105	26	1,853	105,132	1,549	108,534

At December 31, 2014:
Real estate loans:
One-to four-family	417	90	-	507	46,709	1,741	48,957
Lot	69	34	-	103	3,962	44	4,109
Commercial real estate	-	-	-	-	29,803	-	29,803
Construction	-	-	-	-	1,140	-	1,140
Commercial loans	-	-	-	-	656	-	656
Consumer loans:
Home equity	154	27	-	181	7,767	264	8,212
Automobile	12	14	-	26	3,514	5	3,545
Credit cards and unsecured	29	83	7	119	6,441	23	6,583
Deposit account	5	-	-	5	529	-	534
Other	83	12	-	95	855	23	973

Total	$769	260	7	1,036	101,376	2,100	104,512

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2015:
Real estate loans:
One-to four-family	$1,608	1,660	1,183	1,199	76	2,791	2,859	76
Consumer loans:
Home equity	141	169	128	128	33	269	297	33

	$1,749	1,829	1,311	1,327	109	3,060	3,156	109

At December 31, 2014:
Real estate loans:
One-to four-family	2,069	2,196	1,228	1,244	63	3,297	3,440	63
Consumer loans:
Home equity	155	183	134	134	4	289	317	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$2,224	2,379	1,376	1,392	69	3,600	3,771	69

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,711	35	36	3,695	33	35
Lot loans	-	-	-	12	-	-
Consumer loans:
Home equity	265	3	4	291	2	2
Credit card and unsecured	-	-	-	15	-	-

Total	$2,976	38	40	4,013	35	37

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,742	92	93	2,896	100	101
Lot loans	-	-	-	4	-	-
Consumer loans:
Home equity	271	9	10	280	6	6
Credit card and unsecured	-	-	-	45	-	-

Total	$3,103	101	103	3,225	106	107

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three- or nine-months ended September 30, 2015.  There were four TDR's entered into during the three- and nine-months ended September 30, 2014. There were no TDR loans that were modified during the three- and nine-months ended September 30, 2014, that subsequently defaulted during the last twelve months.

5.   Lines of Credit
The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.4 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2015 and December 31, 2014, the Company had no outstanding balances on these lines.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2015 (in thousands):

Contract
Amount

Unused lines of credit	$17,315

Commitments to extend credit	$1,172
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2015			At December 31, 2014

	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$9,729	9,729	1	13,032	13,032	1
Securities held to maturity	22,168	22,168	2	26,035	25,835	2
Loans	108,114	109,041	3	102,786	103,152	3
Federal Home Loan Bank stock	136	136	3	130	130	3
Accrued interest receivable	353	353	3	350	350	3

Financial liabilities:
Deposits	128,872	124,838	3	127,905	125,524	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2015 ("2014 Form 10-K").

8.   Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $4,000 for the three-months ended September 30, 2015 and $2,000 for the three-months ended September 30, 2014.  The ESOP expense was $11,000 for the nine-months ended September 30, 2015 and $9,000 for the nine-months ended September 30, 2014.  At September 30, 2015 and 2014, there were 52,873 and 65,113 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.   Equity Incentive Plan
On May 23, 2012, the stockholders approved the Company's 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2013	87,500	$11.23
Granted	5,000	18.25
Forfeited	(6,500)	10.75

Outstanding at September 30, 2014	86,000	$11.69	8.34 years

Outstanding at December 31, 2014	84,000	11.70
Forfeited	(2,500)	14.35

Outstanding at September 30, 2015	81,500	$11.62	7.37 years

Exercisable at September 30, 2015	10,000	$10.75	7.20 years	$ $ 72,500

At September 30, 2015, there was approximately $108,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of forty-nine months.  The total fair value of shares vesting and recognized as compensation expense was $11,000 for the three-months ended September 30, 2015 and $13,000 for the same period in 2014.   The total fair value of shares vesting and recognized as compensation expense was $34,000 for the nine-months ended September 30, 2015 and $24,000 for the same period in 2014

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.   Equity Incentive Plan, Continued
The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for the three-months ended September 30, 2015 and $36,000 for the three-months ended September 30, 2014. Compensation expense for restricted stock totaled $116,000 for the nine-months ended September 30, 2015 and $83,000 for the nine-months ended September 30, 2014. There was no associated income tax benefit recognized.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2013	42,500	$16.75
Issued September 30, 2014	4,000	18.25
Outstanding at September 30, 2014	46,500	16.88

Outstanding at December 31, 2014	38,000	16.91
Vested September 30, 2015	(800)	18.25
Outstanding at September 30, 2015	37,200	$16.88

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $496,000 at September 30, 2015.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2015:
One-to four-family	$2,587	-	-	2,587	144	13
Home equity	265	-	-	265	62	30

Total	$2,852	-	-	2,852	206	43

At December 31, 2014:
One-to four-family	$2,875	-	-	2,875	206	61
Home equity	285	-	-	285	32	1

Total	$3,160	-	-	3,160	238	62

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2015:
Foreclosed real estate	$523	-	-	523	276	5

At December 31, 2014:
Foreclosed real estate	$206	-	-	206	63	16

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements adopted by the OCC which created a new required ratio for common equity Tier 1 ("CET1") capital, increased the minimum Tier 1 risk-based capital ratio, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over required risk-based capital ratios, and changed what qualifies as capital for purposes of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Regulatory Matters, Continued

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged)

At September 30, 2015, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at September 30, 2015, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2015:
Total Capital to Risk-
Weighted Assets	$19,088	17.81%	$8,572	8.00%	$10,715	10.00%
Tier I Capital to Risk-
Weighted Assets	18,178	16.97	6,429	6.00	8,572	8.00
Tier I Capital
to Total Assets	18,178	12.58	5,779	4.00	7,224	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,178	16.97	4,822	4.50	6,965	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	19,211	19.33	7,949	8.00	9,937	10.00
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

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

On July 10, 2015, the Company announced that Sunshine Savings Bank had submitted an application to the Florida Office of Financial Regulation ("OFR") to convert its charter from a federally-chartered savings bank to a Florida-chartered commercial bank.  Subject to receiving the necessary regulatory approvals, the conversion is expected to be completed in the fourth quarter of calendar year 2015 or first quarter of calendar year 2016.

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

Sunshine Financial is currently regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and Sunshine Savings Bank is regulated by the OCC and the FDIC.

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
Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General.  Total assets increased $1.3 million, or 0.9%, to $152.4 million at September 30, 2015 from $151.0 million at December 31, 2014 primarily funded by a $1.0 million increase in deposits. The composition of total assets changed during the three months ended September 30, 2015   reflecting the purchase of $3.0 million in bank owned life insurance ("BOLI") and a $5.3 million increase in loans, partially offset by a decrease in securities held to maturity of $3.9 million and a $3.3 million decrease in cash and cash equivalents.

Loans.  Our net loan portfolio increased $5.3 million, to $108.1 million at September 30, 2015 from $102.8 million at December 31, 2014.  The increase in loans was due to an $8.6 million increase in commercial real estate loans, and a $454,000 increase in commercial business loans, partially offset by decreases in one- to four-family loans, lot loans, and consumer loans.  We also originated and sold one- to four-family real estate mortgage loans to Freddie Mac to generate additional income.  For the nine-months ended September 30, 2015, we originated $6.1 million of one- to four-family mortgage loans for sale, of which $6.2 million were sold to Freddie Mac at a gain on sale of $128,000.  Recently, management and the Board have decided to retain all mortgage loans to increase interest income in the long term while reducing short term fee income.  Management intends to continually review this strategy's effect on the Bank's interest-rate risk and recommend corrective action if deemed necessary.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2015 was $910,000, or 0.84% of loans, compared to $1.1 million, or 1.04% of loans, at December 31, 2014.  Nonperforming loans decreased to $1.5 million at September 30, 2015 from $2.1 million at December 31, 2014.  Nonperforming loans to total loans decreased to 1.43% at September 30, 2015 from 2.01% at December 31, 2014.  Loans on nonaccrual which were less than ninety days past due totaled $205,000 at September 30, 2015 compared to $534,000 at December 31, 2014.

Deposits.  Total deposits increased $1.0 million, or 0.8%, to $128.9 million at September 30, 2015 from $127.9 million at December 31, 2014.  This increase was primarily due to a $480,000 increase in noninterest bearing deposits and a $2.5 million increase in money market and savings accounts, partially offset by a $2.0 million decrease in time deposits.  The increases were the result of retail sales efforts during the period as we continued our emphasis on attracting low-cost core deposit accounts.  The decrease in time deposits was primarily the result of some customers shifting these funds into shorter term interest-bearing demand accounts.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

   Equity.  Total stockholders' equity decreased $120,000 to $22.3 million at September 30, 2015.  This decrease was primarily due to a net loss of $68,000, the repurchase of 11,800 shares of commonstock totaling $213,000 for the nine-months ended September 30, 2015 partially offset by stock-based compensation of $161,000.

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

	Three Months Ended September 30,
	2015				2014
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$105,729		$1,371	5.19%	$100,164		$1,347	5.38%
Securities held to maturity	23,081		116	2.01	27,858		145	2.08
Other interest-earning assets (2)	6,613		5	0.30	7,463		5	0.27

Total interest-earning assets	135,423		1,492	4.41	135,485		1,497	4.42

Noninterest-earning assets	15,073				11,245

Total assets	$150,496				$146,730

Interest-bearing liabilities:
MMDA and statement savings	77,202		63	0.33	73,438		61	0.33
Time deposits	25,036		31	0.50	27,070		34	0.50

Total interest-bearing liabilities	102,238		94	0.37	100,508		95	0.38

Noninterest-bearing liabilities	25,831				22,853
Equity	22,427				23,369

Total liabilities and equity	$150,496				$146,730

Net interest income			$1,398				$1,402

Net interest rate spread (3)				4.04%				4.04%

Net interest margin (4)				4.13%				4.14%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.32	x			1.35	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2015				2014
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$104,277		$4,081	5.22%	$97,828		$3,927	5.35%
Securities held to maturity	24,196		367	2.02	28,430		451	2.12
Other interest-earning assets (2)	7,760		18	0.31	8,721		18	0.28

Total interest-earning assets	136,233		4,466	4.37	134,979		4,396	4.34

Noninterest-earning assets	13,977				11,401

Total assets	$150,210				$146,380

Interest-bearing liabilities:
MMDA and statement savings	76,455		186	0.32	72,719		182	0.33
Time deposits	25,692		95	0.49	27,658		100	0.48

Total interest-bearing liabilities	102,147		281	0.37	100,377		282	0.37

Noninterest-bearing liabilities	25,612				22,645
Equity	22,451				23,358

Total liabilities and equity	$150,210				$146,380

Net interest income			$4,185				$4,114

Net interest rate spread (3)				4.00%				3.97%

Net interest margin (4)				4.10%				4.06%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.33	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2015 and 2014

General. Net loss for the three months ended September 30, 2015 was $121,000 compared to net earnings of $62,000 for the three months ended September 30, 2014, resulting in an annualized return on average assets of (0.32)% for the three months ended September 30, 2015 and 0.17% for the three months ended September 30, 2014.  The decrease in net earnings was due primarily to decreases in noninterest income, increases in noninterest expense and in the provision for loan losses.

Net Interest Income.  Net interest income decreased $4,000, or 0.3%, to $1.4 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to a $4.8 million decrease in average securities held to maturity, a seven basis point decrease in our average yield on investments, and an 19 basis point decrease in our average yield on loans, partially offset by a $5.5 million increase in average loans.  Our net interest rate spread remained at 4.04% for the three months ended September 30, 2015 and 2014, while our net interest margin decreased to 4.13% at September 30, 2015 from 4.14% at September 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2015 decreased to 1.32 from 1.35 for the three months ended September 30, 2014.

Interest Income. Interest income for the three months ended September 30, 2015 decreased $5,000, or 0.3%, to $1.5 million from the same period in 2014.  The decrease in interest income for the three months ended September 30, 2015 was primarily due to a $4.8 million decrease in average investments for 2015, a seven basis point decrease in our average yield on investments, and an 19 basis point decrease in our average yield on loans, offset by a $5.5 million increase in average loans.  Average loans increased to $105.7 million for the three months ended September 30, 2015 from $100.2 million for the same period in September 30, 2014.  The average rate on loans decreased to 5.19% for the three months ended September 30, 2015 compared to 5.38% for the three months ended September 30, 2014.

Interest Expense. Interest expense for the three months ended September 30, 2015 and September 30, 2014 was $94,000 and $95,000, respectively.  The total cost of funds for the three months ended September 30, 2015 and September 30, 2014 was 0.37% and 0.38%, respectively.

Provision for Loan Losses.  We recorded a provision for loan losses of $45,000 for the three months ended September 30, 2015 and none for the same period in 2014.  The provision for loan losses reflected historical and incurred future loan losses, the increase in our loan portfolio and decline in nonaccrual loans. Net charge-offs for the three months ended September 30, 2015 were $43,000 compared to a net charge-offs of $24,000 for the three months ended September 30, 2014. The increase in net charge-offs was primarily due to charge-offs on credit cards and unsecured loans.  Nonperforming loans to total loans at September 30, 2015 were 1.43% compared to 2.01% at December 31, 2014.  The allowance for loan losses to loans was 0.84% at September 30, 2015 compared to 1.04% at December 31, 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2015 and 2014, Continued

Management considers the allowance for loan losses at September 30, 2015 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2015 decreased $79,000, or 15.2%, to $440,000 compared to $519,000 for the same period in 2014, due to declines in gains on loan sales, lower gains on the sale of foreclosed real estate, and lower fees and service charges on deposit accounts, partially offset by BOLI earnings.  Income from BOLI purchased in April 2015 was $26,000, gain on loan sales decreased $32,000, the gain on sale of foreclosed assets decreased $49,000, and fees and service charges on deposit accounts decreased $27,000 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.  The primary cause for the decrease in the gain on loan sales was a decrease in the volume of loans sold to Freddie Mac as refinancing activity decreased due to higher mortgage rates as compared to the same period last year.  There was no gain on sale of foreclosed assets during the three months ended September 30, 2015.  The primary cause for a decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2015 increased $199,000, or 10.8%, as compared to the same period in 2014.  The largest increases were in data processing services, salaries and benefits, and professional fees.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future. The increase in salaries and benefits was due to hiring additional staff in the Bank's commercial lending division in order to increase commercial lending, and professional fees increased due primarily to increased legal fees associated with our current charter change to a Florida-chartered commercial bank.

Income Taxes. For the three months ended September 30, 2015, we recorded an income tax benefit of $118,000 on a before tax loss of $239,000.  For the three months ended September 30, 2014, we recorded income taxes of $26,000 on before tax earnings of $88,000.  Our effective tax rate for the three months ended September 30, 2015 was (49.4)% compared to 29.6% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2015 and 2014

General.  Net loss for the nine months ended September 30, 2015 was $68,000 compared to net earnings of $8,000 for the nine months ended September 30, 2014, resulting in an annualized return on average assets of (0.06)% for the nine months ended September 30, 2015 and 0.01% for the nine months ended September 30, 2014.  The decrease in net earnings was due to increases in noninterest expense and in the provision for loan losses, partially offset by an increase in net interest income.

Net Interest Income.  Net interest income increased $71,000, or 1.7%, to $4.2 million for the nine months ended September 30, 2015 from $4.1 million for the same period in 2014, primarily due to a $6.4 million increase in average loans for 2015, partially offset by a 13 basis point decrease in our average yield on loans, a $4.2 million decrease in our average balance of investments and a 10 basis point decrease in our average yield on investments.  Our net interest rate spread increased to 4.00% for the nine months ended September 30, 2015 from 3.97% for the same period in 2014, while our net interest margin increased to 4.10% at September 30, 2015 from 4.06% at September 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2015 decreased to 1.33 from 1.34 for the same period in 2014.  Our average cost of funds stayed steady at 0.37% for both nine month periods ended September 30, 2015 and 2014.

Interest Income. Interest income for the nine months ended September 30, 2015 increased $70,000, or 1.6%, to $4.5 million from $4.4 million for the same period ended September 30, 2014.  The increase in interest income for the nine months ended September 30, 2015 was primarily due to a higher average balance of loans, partially offset by lower rates on loans and lower average balances and yields on investments.

Interest Expense. Interest expense for the nine months ended September 30, 2015 and 2014 was $281,000 and $282,000, respectively.  Neither the average balance nor the average rate paid on deposits significantly changed.

Provision for Loan Losses.  We recorded a provision for loan losses of $125,000 for the nine months ended September 30, 2015 and a provision for loan losses of $100,000 for the same period in 2014.  Net charge-offs for the nine months ended September 30, 2015 were $302,000 compared to $252,000 for the nine months ended September 30, 2014.  The 2015 net charge-offs included one home equity loan for $211,000.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2015 and 2014, Continued

Noninterest Income. Noninterest income for the nine months ended September 30, 2015 increased $420,000, or 28.9%, to $1.9 million compared to $1.5 million for the same period in 2014, primarily due to a $451,000 gain on the sale of excess land located next to the home office location.  Noninterest income also increased due to income from BOLI purchased in April 2015 of $50,000, fees and charges on loans increasing $42,000 and a $15,000 increase on gain on loan sales partially offset by fees and service charges on deposit accounts decreasing $123,000 and gain on sale of foreclosed assets decreasing $26,000 for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.  The primary cause for the decrease in fees from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2015 was $6.1 million compared to $5.5 million for the same period in 2014, an increase of $585,000 or 10.7%.  The largest increases were in data processing services, salaries and benefits, other, and professional fees.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future. The increase in salaries and benefits was due to a one-time bonus paid to non-executive officer employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees associated with our current charter change to a Florida-chartered commercial bank.

Income Taxes. For the nine months ended September 30, 2015, we recorded an income tax benefit of $46,000 on a before tax loss of $114,000.  For the nine months ended September 30, 2014, we recorded an income tax benefit of $3,000 on before tax earnings of $5,000.  Our effective tax rate for the nine months ended September 30, 2015 was (40.35)% compared to (60.0)% for the same time period in 2014.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2014 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.
Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2015, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(a)	Changes in Internal Control over Financial Reporting

We disclosed in Item 4(a), Controls and Procedures, of our quarterly report on Form 10-Q/A, for the quarter ended June 30, 2014, that there were matters that constituted material weaknesses in our internal control over financial reporting.  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, and our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified was that management did not maintain effective control over the reconciliation process related to the Company's ACH and correspondent bank accounts.  Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not timely reconcile these accounts. This material weakness resulted in the restatement of the Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2015 and June 30, 2015 and the six month period ended June 30, 2015.  During the quarter ended September 30, 2015, a new control has been designed and implemented by the Company. This control includes changes to the process and timing of the reconciliations of ACH and correspondent bank accounts, which management believes will remediate the material weakness that was identified and will strengthen the Company's internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c)  The following table sets forth information for the three months ended September 30, 2015 with respect to our repurchases of our outstanding common shares:
	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2015 – July 31, 2015	1,200	$ 18.00	1,200	54,844
August 1, 2015 – August 31, 2015	---	---	---	---
September 30, 2015 – September 31, 2015	6,600	18.00	6,600	48,244
Total	7,200	$18.00	7,800	48,244

On May 19, 2015, the Company announced that its board of directors authorized the Company to purchase up to 56,044 shares, or approximately 5%, of its common stock in the open market or privately negotiated transaction from time to time expiring December 10, 2015.

Item 3.     Defaults Upon Senior Securities

Nothing to report.

Item 4.     Mine Safety Disclosures

Nothing to report.

Item 5.     Other Information

As of this filing, since September 30, 2015, the Company has repurchased an additional 29,744 shares and has 18,500 shares remaining to be repurchased under its current stock buyback plan.

Item 6.     Exhibits

See Exhibit Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: November 16, 2015	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 16, 2015	By:	/s/ Scott A. Swain
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