Form 10-K
period 2015-12-31
Sunshine Financial Inc
filed 2016-03-29
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.6 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
As of March 29,  2016, there were 1,030,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders

PART I
Item 1.     Business
General
Sunshine Financial, Inc. (“Sunshine Financial” or the “Company”), a Maryland corporation, is the holding company for its wholly owned subsidiary, Sunshine Savings Bank.  Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  We expanded over the years to serve city, county, state and federal government employees as well as the employees of commercial and industrial companies, associations, contract employees serving these groups, and family members.  This expansion resulted in our evolution toward a community financial institution with a growing focus trending more toward real estate lending than the traditional credit union products.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank’s conversion and reorganization from a mutual holding company to a public stock holding company structure (the “Conversion”).
References in this document to “we,” “us,” and “our” means Sunshine Financial or Sunshine Savings Bank, unless the context otherwise requires.
We currently operate out of six full-service offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans in our market area.  In addition, in conjunction with owner and non-owner occupied real estate loans we occasionally will originate commercial secured or unsecured loans.
We offer a variety of deposit accounts having a wide range of interest rates and terms, including savings accounts, money market deposit and term certificate accounts, business accounts, and demand accounts.  Our primary sources of funds are deposits and payments on loans.
The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).  On July 10, 2015, the Company announced that Sunshine Savings Bank had submitted an application to the Florida Office of Financial Regulation (“FOFR”) to convert its charter from a federally-chartered savings bank to a Florida-chartered commercial bank, which it subsequently approved.  Completion of the conversion is subject to the receipt by Sunshine Financial, Inc., of approval from the Federal Reserve to form a bank holding company.  Upon completion of the conversion, which is expected to occur during the second quarter of 2016, the name of the bank will be changed to Sunshine Community Bank.
Upon completion of the conversion, the Bank's primary regulator will be the FOFR, with additional federal oversight provided by the FDIC.  The Federal Reserve will continue to be the primary banking regulator for Sunshine Financial.  The conversion to a state charter will not affect the Bank’s customers in any way.  Depositors will continue to have the full protection of FDIC insurance.

Forward-Looking Statements
Sunshine Financial and Sunshine Savings Bank may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by us with the Securities and Exchange Commission (“SEC”).  These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in our reports to stockholders, in our press releases, and in other communications by us, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
  These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, which are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:
•	the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;
•	changes in general economic conditions, either nationally or in our market area;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;
•	results of examinations of us by the OCC, the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
•	legislative or regulatory changes that adversely affect our business, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III;
•	our ability to attract and retain deposits;
•	changes in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	technology changes;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, consumer protection and insurance and the impact of other governmental initiatives affecting the financial services industry;
•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and allowance loan loss reserve requirements; and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission.
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

Market Area

We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have six retail offices as of December 31, 2015.  Each of our offices is located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC our share of deposits in that market was approximately 2.5%.  This data does not include deposits held by credit unions with which we also compete. See “- Competition.”
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
Leon County’s unemployment rate as of December 2015 was 4.4%, while the State of Florida rate was 5.4% and the United States rate was 5.0% for the same time period, as reported by the U.S. Bureau of Labor Statistics.  According to RealtyTrac, the foreclosure rate of .07 % in Leon County has been steadily decreasing and is below the .13% foreclosure rate for the State of Florida at December 31, 2015, which has one of the highest foreclosure rates in the nation.  As of December 31, 2015, the United States foreclosure rate was .07%.  The median home price in Tallahassee was $153,900 as compared to the Florida median home price of $183,500 and the United States median home price of $213,800 at December 31, 2015.
Population growth in Leon County and the city of Tallahassee is projected to exceed population growth for the country and state as a whole.  Per capita and average household income levels for Florida, Leon County and the city of Tallahassee generally fall below the United States levels.  Demographic data for Leon County and Tallahassee are skewed by the large student population that resides in the area.  Approximately 47% of the population of Tallahassee falls in the 15-34 year old age group, as compared to 40% for Leon County, 25% for the state of Florida and 27% for the United States, due to the large number of college students who reside in the area.  The total number of households has increased since 2010 in Leon County and in Tallahassee, similar to the State of Florida.  Total households in Leon County and Tallahassee are projected to continue this expansion at a more rapid pace over the next five years than state and national growth.

Lending Activities
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) at the dates indicated.
	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage loans:
One- to four-family	$46,293	40.46%	$48,957	46.84%
Lot loans	3,612	3.16	4,109	3.93
Commercial real estate	43,419	37.95	29,803	28.52
Construction	1,563	1.37	1,140	1.09
Total real estate loans	94,887	82.94	84,009	80.38

Commercial loans:
Commercial secured	984	0.86	425	0.41
Commercial unsecured	193	0.17	231	0.22
Total commercial loans	1,177	1.03	656	0.63

Consumer loans:
Home equity	7,609	6.65	8,212	7.86
Automobile	3,321	2.90	3,545	3.39
Credit cards and unsecured	6,100	5.33	6.583	6.30
Deposit account	576	0.50	534	0.51
Other	736	0.65	973	0.93
Total consumer loans	18,342	16.03	19,847	18.99

Total loans	114,406	100.00%	104,512	100.00%

Less:
Loans in process	43		(526)
Deferred fees and discounts	(132)		(113)
Allowance for losses	(895)		(1,087)
Total loans, net	$113,422		$102,786

Maturities of Loans
The following table shows the contractual maturities of the Bank’s loan portfolio at December 31, 2015.  Loans with scheduled maturities are reported in the maturity category in which the payment is due.  Demand loans with no stated maturity and overdrafts are reported in the “due one year or less” category.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change.  The tables do not include the effects of prepayments or scheduled principal repayments or due on sale clauses.
	Due in One Year or Less	Due After One Year to Five Years	Due After Five Years	Total
	(In Thousands)
Real estate mortgage loans:
One- to four-family	$26	$1,283	$44,984	$46,293
Lot loans	-	164	3,448	3,612
Commercial real estate	250	32,098	11,071	43,419
Construction (1)	-	-	1,563	1,563
Total real estate mortgage loans	276	33,545	61,066	94,887
Commercial	519	639	19	1,177
Consumer	4,321	4,865	9,156	18,342

Total loans	$5,116	$39,049	$70,241	$114,406
(1)  These construction loans all have a commitment to finance the permanent loan.

Sensitivity.  The following table shows the total amount of loans due after December 31, 2016, which have fixed or pre-determined interest rates and floating or adjustable interest rates at December 31, 2015.

	Fixed Interest Rate	Floating Interest Rate	Total
Real estate mortgage loans:	(In Thousands)

One- to four-family	$42,366	$3,901	$46,267
Lot loans	3,594	18	3,612
Commercial real estate	43,169	-	43,169
Construction	1,563	-	1,563
Total real estate mortgage loans	90,692	3,919	94,611

Commercial	386	272	658
Consumer	7,339	6,682	14,021

Total	$98,417	$10,873	$109,290

Our lending policies and loan approval limits are recommended by senior management and approved by the Board of Directors.  Unsecured loans of $50,000 and secured loans of $150,000 and below meeting our underwriting guidelines can be approved by individual loan officers, although secured loans up to $750,000 may be approved by our Chief Executive Officer.  Our Management loan committee, consisting of our President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and our Senior Vice President and Chief Financial Officer, reviews all other loans and all loan modifications.  Loan committee meetings require a quorum of two members of the committee.  Loans submitted to the loan committee require approval of a majority of the members voting.  Loans and total loan relationships exceeding $1.0 million must be approved by the Directors loan committee and loans and total loan relationships exceeding $2.0 million must be approved by the Board of Directors.  All closed loans are presented to the Board for ratification on a monthly basis.

At December 31, 2015, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $4.7 million.  Our five largest lending relationships totaled $19.6 million in the aggregate, or 17% of our gross loan portfolio, at December 31, 2015.  The largest relationship consists of eight loans totaling $4.7 million secured primarily by 7 non-owner occupied commercial buildings.  The next four largest lending relationships at December 31, 2015, range from $3.4 million to $4.0 million and are also primarily secured by non-owner occupied commercial real estate.  All of these loans were performing in accordance with their repayment terms at December 31, 2015.
Commercial Real Estate Loans.  We began originating commercial real estate loans in 2012, primarily owner occupied loans.  We are targeting  small and mid-size owner occupants and investors with prime credit for commercial real estate loans between $500,000 and $2.0 million with a three, five, or seven year balloon payment and 20 year amortization term. We offer both fixed and adjustable-rate loans on commercial real estate loans, although all of the loans we recently originated were at a fixed interest rate with an amortization term of 20 years and maturity of up to 7 years.  Commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. We require appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial real estate properties. We also generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.  At December 31, 2015, we had $43.4 million of commercial real estate loans, representing approximately 38.0% of the total loan portfolio, consisting of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties, compared to $29.8 million, or 28.5% of the total loan portfolio at December 31, 2014. The largest commercial real estate relationship at December 31, 2015 included eight loans totaling $4.7 million and was performing in accordance with its repayment terms.  The average size of our commercial real estate loans was approximately $576,000 at December 31, 2015.
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
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have originated only $292,000 in ARM loans in the past three years and total ARM loans represent only 4.1% of our total mortgage loan portfolio.  As of December 31, 2015, one-to four-family mortgage loans delinquent over 60 days represented 3.81% compared to 3.74% of that portfolio as of December 31, 2014.  See “- Asset Quality -- Nonperforming Assets” and “-- Classified Assets.”
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  At December 31, 2015, one- to four-family residential loans totaled $46.3 million or 40.5% of our gross loan portfolio. The average size of our one- to four-family residential loans was approximately $109,000 at December 31, 2015.
 Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years.  At December 31, 2015, lot loans totaled $3.6 million or 3.2% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $38,400.
Property appraisals on real estate securing our one- to four-family and lot loans are made by state certified independent appraisers approved by the board of directors.  Appraisals are performed in accordance with applicable regulations and policies.  We generally require title insurance policies on all first mortgage real estate loans originated, but may also originate loans that will be retained for our portfolio with an attorney’s opinion in lieu of title insurance.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one- to four-family loans. We also originate a limited amount of construction loans for single family houses to individuals for construction of their primary residence in our market area.  We will generally originate construction loans in an amount up to 80% for a one- to four-family residential construction loan.  Our construction loans generally have terms up to 12 months and provide for monthly payments of interest only until maturity.  We typically originate construction loans to individuals as construction to permanent loans and on completion of construction the loan is automatically converted to permanent, but do not require take-out financing prior to origination.
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
Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2015, home equity lines of credit totaled $6.1 million and home equity loans totaled $1.5 million, or collectively 41.5% of our consumer loan portfolio and 6.7% of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on prime rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re-borrowed after payment at any time during the draw period.  At December 31, 2015, unfunded commitments on these lines of credit totaled $2.9 million.
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
We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis.  Our automobile loan portfolio totaled $3.3 million at December 31, 2015, or 18.1% of our consumer loan portfolio and 2.9% of our gross loan portfolio.  Automobile loans may be written for a term of up to six years for both new and used cars with fixed rates of interest.  Loan-to-value ratios are up to 125% of the lesser of the MSRP or the National Automobile Dealers Association value for auto loans, plus the price of extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.
Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2015, totaled $7.4 million, or 6.5% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2015, unfunded commitments on our unsecured lines of credit and credit cards totaled $12.4 million, and the average outstanding balance on these lines was approximately $2,200.
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

Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.   We also originate single family mortgage loans for sale to Freddie Mac and third party investors with servicing retained without recourse, subject to a provision for repurchase upon breach of representation, warranty or covenant.  The sale of mortgage loans provides a source of non-

interest income through the gain on sale, reduces our interest rate risk, and provides a stream of servicing income.  For the year ending December 31, 2015, loan sales totaled $6.1 million.  Our loan servicing portfolio as of December 31, 2015 consisted of 244 loans totaling $33.9 million.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2015	2014
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$12,937	$10,812
Construction	2,893	745
Commercial real estate	15,104	11,818
Lot loan	223	-
Commercial secured non real estate	69	21
Commercial unsecured	10	151
Home equity	191	187
Automobile	1,293	1,335
Credit cards and unsecured	599	747
Deposit accounts	473	340
Other consumer	114	104
Total fixed-rate	33,906	26,260
Adjustable-rate:
One- to four-family real estate	161	-
Commercial real estate	-	67
Commercial secured non real estate	550	655
Home equity	1,154	1,171
Credit cards and unsecured	94	53
Other consumer	-	-
Total adjustable rate	1,959	1,946
Total loans originated	35,865	28,206
Repayments:
Principal repayments	18,329	15,885
Loan sales	6,102	5,689
Increase (decrease) in other items, net	769	(675)
Net increase	$10,665	$7,307

Asset Quality
Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2015, twenty loans totaling $2.4 million were classified as troubled debt restructurings as a result of having their repayment term extended and/or their interest rate temporarily lowered.
As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt.  Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is carried as foreclosed real estate and held for sale at fair value less estimated selling costs.  The initial write-down of the property is charged to the allowance for loan losses.  Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur.
Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2015, we had approximately $1.8 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2015, we had $203,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2015, we had $433,000 in foreclosed real estate.
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2015.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)

One- to four-family	5	$504	1.09%	12	$1,259	2.72%	17	$1,763	3.81%
Lot Loans	1	21	0.58	-	-	-	1	21	0.58
Consumer	18	194	1.06	20	303	1.65	38	497	2.71

Total	24	$719	0.63%	32	$1,562	1.38%	56	$2,281	2.01%

Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $2.9 million and $3.6 million at December 31, 2015 and 2014, respectively, in troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates), of which $227,000 and $209,000 were in nonaccrual status, respectively.  We had $7,000 in accruing loans 90 days or more delinquent as of December 31, 2015 and December 31, 2014.
Nonperforming assets are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Nonaccruing loans (1):
Real estate loans:
One- to four-family	$1,344	$1,741
Lot loans	-	44
Commercial real estate	-	-
Construction	-	-
Commercial loans	-	-
Consumer loans:
Home equity	289	264
Automobile	10	5
Credit cards and unsecured	32	23
Deposit accounts	-	-
Other	83	23
Total	1,758	2,100

Accruing loans more than 90 days delinquent:
Consumer	7	7

Foreclosed real estate	433	206
Foreclosed assets (2)	8	-
Total	441	206

Total nonperforming assets	$2,199	$2,313
Total as a percentage of total assets	1.39%	1.53%
Performing troubled debt restructurings	$2,742	$3,096

____________________
(1) Includes $227,000 and $209,000 of troubled debt restructurings classified as nonaccrual at December 31, 2015 and 2014, respectively. (2) Includes other assets.
For the year ended December 31, 2015, gross interest income which would have been recorded had all nonaccruing loans been current in accordance with their original terms amounted to approximately $140,000, $137,000 of which was included in interest income based on cash received.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2015, there were 21 loans totaling $3.1 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered in management's determination of our allowance for loan losses.

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
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as “special mention.”  We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2015, we had classified $4.4 million of our loans as substandard, none as doubtful and none as loss, of which $1.7 million was included in non-accruing loans. This total amount of classified loans represented 22.8% of our equity capital plus allowance for loan losses and 2.8% of our assets at December 31, 2015.  We also had classified $464,000 of our loans as special mention.
Allowance for Loan Losses.  The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are reasonable to estimate.  The allowance is maintained through provisions for loan losses that are charged to operations in the period they are established.  We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.
At December 31, 2015, our allowance for loan losses was $895,000, or 0.78% of our total loan portfolio and 50.7% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
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

The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2015	2014
	(Dollars in Thousands)
Balance at beginning of year	$1,087	$1,294

Charge-offs:
One- to- four-family	-	169
Lot loans	6	31
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	265	10
Automobile	16	17
Credit cards and unsecured	214	173
Deposit accounts	-	-
Other consumer	-	40
Total	501	440

Recoveries:
One- to- four-family	24	14
Lot loans	9	1
Commercial real estate	-	-
Construction	-	-
Commercial	-	-
Home equity	52	1
Automobile	5	-
Credit cards and unsecured	36	87
Deposit accounts	-	-
Other consumer	3	-
Total	129	103

Net charge-offs	372	337
Provisions for loan losses	180	130
Balance at end of year	$895	$1,087

Ratio of net charge-offs during the year to average loans outstanding during the year	0.35%	0.34%
Ratio of net charge-offs during the year to average nonperforming assets	16.49%	15.19%
Allowance as a percentage of nonperforming loans	50.71%	51.76%
Allowance as a percentage of total loans, net (end of period)	0.78%	1.04%

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

	December 31,
	2015		2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$226	40.46%	$454	46.84%
Lot loans	30	3.16	46	3.93
Commercial real estate	245	37.95	206	28.52
Construction…	2	1.37	2	1.09
Commercial	10	1.03	10	0.63
Home equity	195	6.65	115	7.86
Automobile	19	2.90	31	3.39
Credit cards and unsecured	151	5.33	111	6.30
Deposit accounts	-	0.50	-	0.51
Other consumer	16	0.65	39	0.93
Unallocated	1	-	73	-
Total	$895	100.00%	$1,087	100.00%

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
We may utilize our borrowing capacity at the Federal Home Loan Bank (“FHLB”) Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer expected average life short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Savings Bank.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.”
We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2015, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency collateralized mortgage obligations	$19,977	$19,726	$24,455	$24,183
Agency mortgage-backed securities	1,086	1,128	1,580	1,652
Total securities held to maturity	21,063	20,854	26,035	25,835

 The composition and contractual maturities of the investment securities portfolio as of December 31, 2015, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Held to maturity securities:
Agency collateralized mortgage obligations	$127	1.82%	$416	2.76%	$19,434	2.03%	$19,977	2.04%	$19,726
Agency mortgage-backed securities	53	4.78	1,033	3.52	-	-	1,086	3.58	1,128
Total securities	$180	2.69%	$1,449	3.30%	$19,434	2.03%	$21,063	2.12%	$20,854

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.
Deposits.  Our current deposit products include checking, savings, individual retirement savings accounts, money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement certificate of deposit accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2015, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2015, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 81.6% of total deposits.

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
Certificates of deposit represent 18.4% of our deposits at December 31, 2015.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Opening balance	$127,905	$122,060
Net Deposits	2,191	5,468
Interest credited	374	377

Ending balance	$130,470	$127,905

Net increase	$2,565	$5,845

Percent increase	2.0%	4.8%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2015		2014
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$28,211	21.6%	$26,206	20.5%
Statement savings	34,240	26.2	32,183	25.2
Money market	36,524	28.1	35,358	27.6
IRA	7,477	5.7	7,423	5.8

Total non-certificates	106,452	81.6	101,170	79.1

Certificates:
0.00 – 0.40%	12,426	9.5	16,947	13.2
0.41 – 1.00%	7,637	5.9	5,323	4.2
1.01 – 2.10%	3,955	3.0	4,465	3.5

Total certificates	24,018	18.4	26,735	20.9

Total deposits	$130,470	100.0%	$127,905	100.0%
The following table shows rate and maturity information for our certificates of deposit at December 31, 2015.

	0.00- 0.40%	0.41- 1.00%	1.01- 2.10%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2016	$1,934	$804	$101	$2,839	11.82%
June 30, 2016	3,307	1,543	467	5,317	22.14
September 30, 2016	3,643	1,138	192	4,973	20.70
December 31, 2016	3,303	904	81	4,288	17.85
March 31, 2017	106	1,181	282	1,569	6.53
June 30, 2017	108	878	281	1,267	5.27
September 30, 2017	10	133	348	491	2.04
December 31, 2017	17	69	195	281	1.17
March 31, 2018	-	255	81	336	1.40
June 30, 2018	-	110	298	408	1.70
September 30, 2018	-	506	304	810	3.37
December 31, 2018	-	46	148	194	0.81
Thereafter	-	70	1,175	1,245	5.20

Total	$12,428	$7,637	$3,953	$24,018	100.00%

Percent of total	51.74%	31.80%	16.46%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2015.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$2,329	$3,430	$5,881	$4,635	$16,275
Certificates of deposit of $100,000 or more	510	1,887	3,379	1,967	7,743
Total certificates of deposit	$2,839	$5,317	$9,260	$6,602	$24,018

We are a member of and may obtain advances from the FHLB of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank’s provide a central credit facility for their member institutions.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2015, The Company had an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.2 million line with the FHLB collateralized by a blanket lien on qualifying loans.  At that date the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39% and no outstanding balance on the federal funds line of credit.  We may rely in part on long-term FHLB advances to fund asset and loan growth.  We are required to own stock in the FHLB of Atlanta based on the amount of our advances and total assets.  At December 31, 2015, we had $348,000 in that FHLB stock.
Subsidiary and Other Activities
As a federally chartered savings bank, Sunshine Savings Bank is permitted by OCC regulations to invest up to 2% of our assets, or $3.1 million at December 31, 2015, in the stock of, or loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  Sunshine Savings Bank has one subsidiary, Sunshine Member Insurance Services, Inc. (“SMSI”), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our investment in SMSI as of December 31, 2015 was $100.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  This law also established the Consumer Protection Bureau (“CFPB”).  The following discussion summarizes significant aspects of the Dodd Frank Act that may affect Sunshine Savings Bank and Sunshine Financial.  The following aspects of the Dodd Frank Act are related to the operations of Sunshine Savings Bank:
•	The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sunshine Savings Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.
•	The Federal Deposit Insurance Act directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.
•	The prohibition on payment of interest on demand deposits was repealed.

•	State consumer financial protection law will be preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination with respect to a state consumer financial protection law on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.
•	Deposit insurance was permanently increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund (“DIF”) increased to 1.35 percent of estimated annual insured deposits; however, the FDIC is directed to offset the effect of the increased reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.
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
As a federally chartered savings bank, Sunshine Savings Bank is required to meet a qualified thrift lender (“QTL”) test. This test requires Sunshine Savings Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, Sunshine Savings Bank may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, Sunshine Savings Bank is required to maintain a significant portion of its assets in residential-housing-related loans and investments. Any institution that fails to meet the QTL test must become subject to certain restrictions on its operations and limit its dividends to amounts approved by the OCC and the Federal Reserve that are necessary to meet obligations of a company that controls the institution and would be permissible for a national bank, unless it meets the test as specified, and thereafter remains a qualified thrift lender. An institution that fails the test a second time must be subjected to the restrictions and is subject to enforcement action.  Any holding company of an institution that fails the test and does not re-qualify within a year must register, and become subject to the same requirements, as a bank holding company. If such an institution has not converted to a bank within three years after it failed the test, it must divest all investments and cease all activities not permissible for both a national bank and a savings association.  As of December 31, 2015, Sunshine Savings Bank met the QTL test.
Sunshine Savings Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. At December 31, 2015, Sunshine Savings Bank had 16.0% of its assets in consumer loans, commercial paper and corporate debt securities and 1.0% assets in commercial non-mortgage loans.

Sunshine Savings Bank’s relationship with its depositors and borrowers is regulated to a great extent by federal laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Sunshine Savings Bank is regulated by the OCC.  Sunshine Savings Bank is generally authorized to branch nationwide.
Sunshine Savings Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is equal to 15% of our unimpaired capital and surplus, except that for loans fully secured by readily marketable collateral, the limit is increased to 25%. At December 31, 2015, Sunshine Savings Bank's lending limit under this restriction was $4.7 million.  We have no loans in excess of our lending limit.
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
Insurance of Accounts and Regulation by the FDIC. The FDIC insures deposit accounts in Sunshine Savings Bank up to applicable limits.  The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its assessment base, which is total assets less tangible equity.  Insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under the rules for institutions with assets of less than $10.0 billion, for Risk Category I, initial base assessment rates are 5 to 9 basis points, and after adjustments for unsecured debt issued by an institution, total base assessment rates are 2.5 to 9 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  For Risk Categories II – IV, initial base assessment rates are 14 to 35 basis points, subject to adjustments for unsecured debt issued by an institution and brokered deposits, such that total base assessment rates are 9 to 45 basis points, subject to increases for institutions that hold unsecured debt of other FDIC-insured institutions.  An institution with assets of $10 billion or more is assessed under a complex scorecard method employing many factors.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.  For the year ended December 31, 2015, Sunshine Savings Bank paid $117,000 in FDIC premiums.
As required by the Dodd Frank Act, the FDIC has proposed a rule to offset the effect of the increase in the minimum reserve ratio of the DIF by imposing a surcharge on institutions with assets of $10 billion or more commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%.  This surcharge period is expected to begin in 2016 and end by December 31, 2018.  Smaller institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  The credit will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.
FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the year ended December 31, 2015, Sunshine Savings Bank paid $8,000 in FICO assessments.
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
Capital Rules.  Effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years), Sunshine Financial and Sunshine Savings Bank are subject to new capital regulations adopted by the Federal Reserve and the OCC.  Under the new capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions.  Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments.  Total capital consists of Tier 1 and Tier 2 Capital.  Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.  Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.
The new regulations include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so.  We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations.
The new capital regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% risk weight for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, Sunshine Financial and Sunshine Savings Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The capital conservation buffer requirement is phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
Under the OCC’s prompt corrective action standards, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%.  In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above.  Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, the OCC may assign an institution to a lower capital category than would originally apply based on its capital ratios.
The OCC is also authorized to require Sunshine Savings Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk and certain other items.  The OCC has not imposed such a requirement of Sunshine Savings Bank.
An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  An institution that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required.  An institution with a ratio of tangible equity to total assets of 20% or less is subject to appointment of the FDIC as receiver if its capital level does not improve in timely fashion.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor have priority over other unsecured claims against the institution.
As of December 31, 2015, Sunshine Financial and Sunshine Savings Bank are well-capitalized under the capital rules and we anticipate that we will meet the capital conservation buffer requirement.  Regulatory capital is discussed further in Note 18 to the consolidated financial statements under Item 8 of this Report.
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

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations. Prior regulatory approval is required from the Federal Reserve in the case of control of a savings and loan holding company and from the OCC in the case of control of a savings association when persons other rather than a holding company seek control of a federal savings association.
Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sunshine Savings Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, and the Community Reinvestment Act (“CRA”).  In addition, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
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

Generally, savings institutions, such as Sunshine Savings Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings.  It is generally required that Sunshine Savings Bank remain well capitalized before and after the proposed distribution.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its capital distribution authority restricted.  A savings institution, such as Sunshine Savings Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and Federal Reserve 30 days prior to such distribution.  The OCC and Federal Reserve may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, however, must obtain regulatory approval prior to making such distribution.  For additional information, see “– New Capital Rules.”

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
Federal Home Loan Bank System.  Sunshine Savings Bank is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Sunshine Savings Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sunshine Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2015 of $348,000.
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
Sunshine Financial stock held by persons who are affiliates of Sunshine Financial may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates for this purpose  are generally considered to be officers, directors and principal shareholders. If Sunshine Financial meets specified current public information requirements, each affiliate of Sunshine Financial will be able to sell in the public market, without registration, a limited number of shares in any three-month period.
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
Volcker Rule Regulations.  Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of FDIC-insured institutions and their holding companies and affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations and others.  We are currently in compliance with the various provisions of the Volcker Rule regulations.

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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2015, we had approximately $4.1 million in net operating loss carry forwards for federal income tax purposes.
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
Louis O. Davis, Jr. Mr. Davis, age 69,  serves as the President and Chief Executive Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Davis also serves as the President and Chief Executive Officer of Sunshine Savings Bank, a position he has held since 2005.  He has over 30 years of experience managing savings banks in Florida, including serving as President and Chief Executive Officer of First Bank of Florida and its publicly-traded holding company, First Palm Beach Bancorp.  Mr. Davis also held senior management positions with First Federal of the Palm Beaches, a mutual savings bank in West Palm Beach, Florida.
Brian P. Baggett.  Mr. Baggett, age 52, serves as the Executive Vice President and Corporate Secretary of Sunshine Financial, positions he has held since its formation in 2010.  Mr. Baggett serves as the Executive Vice President and the Chief Lending Officer of Sunshine Savings Bank, positions he has held since its formation in 2007.  He has been employed at Sunshine Savings Bank, including its predecessor organization, for the last 21 years, and with Sunshine Financial since its incorporation in 2010.  His current responsibilities include overseeing the lending department and bank administration.  He has overseen all major areas of Sunshine Savings Bank.
Scott A. Swain. Mr. Swain, age 54, serves as a Senior Vice President and the Chief Financial Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Swain also serves as a Senior Vice President and the Chief Financial Officer of Sunshine Savings Bank, a position he has held since December 2004.  Prior to joining Sunshine Savings Bank, Mr. Swain held a similar position at

Heartland Community Bank, Camden, Arkansas and Northwest Federal Savings Bank, Spencer, Iowa.  Prior to that, Mr. Swain was a safety and soundness examiner with the Office of Thrift Supervision.
Employees
At December 31, 2015, we had a total of 47 full-time employees and 10 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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
Item 1A.     Risk Factors
Not required; the Company is a smaller reporting company

Item 1B.     Unresolved Staff Comments
None

Item 2.     Properties
At December 31, 2015, we had six full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Savings Bank at December 31, 2015.  The aggregate net book value of our premises and equipment was $4.9 million at December 31, 2015.  See also Note 5 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Savings Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2015
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$2,178

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2017	$44

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2017	$6

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	2024	$261

503 Appleyard Drive Tallahassee, FL 32310	2014	Owned	-	$776

3641 Coolidge Ct. Tallahassee, FL 32311	2014	Owned	-	$1,326

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all prepaid software, data processing and computer equipment utilized by Sunshine Savings Bank at December 31, 2015 was $212,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Savings Bank's operations as a whole.

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

	Stock Price		Dividends Per Share
2015 Quarters	High	Low

First Quarter (01/01/2015 to 03/31/2015)	$18.50	$18.00	---
Second Quarter (04/01/2015 to 6/30/2015)	$18.25	$17.50	---
Third Quarter (07/01/2015 to 09/30/2015)	$18.60	$17.90	---
Fourth Quarter (10/01/2015 to 12/31/2015)	$19.50	$18.00	---

	Stock Price		Dividends Per Share
2014 Quarters	High	Low

First Quarter (01/01/2014 to 03/31/2014)	$18.50	$16.89	---
Second Quarter (04/01/2014 to 6/30/2014)	$18.50	$16.75	---
Third Quarter (07/01/2014 to 09/30/2014)	$19.00	$17.95	---
Fourth Quarter (10/01/2014 to 12/31/2014)	$18.58	$17.62	---

At December 31, 2015, there were 1,030,898 shares outstanding and the closing price of our common stock on that date was $18.85. On that date, we had approximately 181 shareholders of record.
The Company does not currently pay any dividends.  Our cash dividend payout policy, however, is continually reviewed by management and the Board of Directors.  The payment of dividends will depend upon a number of factors, including capital requirements, Sunshine Financial’s and Sunshine Savings Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Future dividends are not guaranteed and will depend on our ability to pay them.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sunshine Savings Bank.  Federal regulations restrict the ability of Sunshine Savings Bank to pay dividends and make other capital distributions to us.  See “Business - How We Are Regulated -‑ Limitations on Dividends and Other Capital Distributions” in Part I, Item 1 of this report.

Equity Compensation Plan Information

The equity compensation plan information presented Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2015 – October 31, 2015	20,000	$ 18.15	20,000	28,244
November 1, 2015 – November 30, 2015	28,244	18.77	28,244	---
December 1, 2015 – December 31, 2015	---	---	---	---
Total	48,244	$18.51	48,244	---

On May 19, 2015, the Company announced that its board of directors authorized the Company to purchase up to 56,044 shares, or approximately 5%, of its common stock in the open market or privately negotiated transaction from time to time expiring December 10, 2015.  The common stock repurchase plan was completed on November 24, 2015.

Item 6.      Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for, and as of the end of, each of the years ended December 31, 2015, 2014 and 2013 is derived from our audited consolidated financial statements.  The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2015	2014	2013
Selected Financial Condition Data:	(In thousands)

Total assets	$157,828	$151,006	$146,502
Cash and cash equivalents	10,862	13,032	14,455
Loans receivable net	113,422	102,786	95,479
Securities held to maturity, at amortized cost:
U.S. government and federal agency	21,063	26,035	26,624
Federal Home Loan Bank stock	348	130	177
Deposits	130,470	127,905	122,060
Federal Home Loan Bank advances	5,000	-	-
Equity	21,358	22,388	23,714

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands, except per share data)
Selected Operations Data:
Total interest income	$ 6,005	$ 5,907	$ 5,742
Total interest expense	375	377	406
Net interest income	5,630	5,530	5,336
Provision for loan losses	180	130	77
Net interest income after provision for loan losses	5,450	5,400	5,259
Fees and service charges on deposit accounts	1,461	1,600	1,828
Gain on loan sales	134	149	439
Gain on sale of foreclosed real estate	39	49	313
Fees and service charges on loans	138	89	106
Fee income bank owned life insurance	75	-	-
Other income	493	17	161
Total noninterest income	2,340	1,904	2,847
Total noninterest expense	7,918	7,270	7,540
(Loss) earnings before income taxes (benefit)	(128)	34	566
Income taxes (benefit)	(52)	(5)	181
Net (loss) earnings	$ (76)	$ 39	$ 385

Basic (loss) earnings per share	$ (0.08)	$ 0.04	$ 0.34
Diluted (loss) earnings per share	$ (0.08)	$ 0.04	$ 0.33

	For the Year Ended December 31,
	2015		2014	2013

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net (loss) earnings to average total assets)	(0.05	) %	0.03%	0.26%
Return on equity (ratio of net (loss) earnings to average equity)	(0.34)		0.17	1.54
Dividend payout ratio	-		-	-
Interest-rate spread information:
Average during period	4.01		3.99	3.85
End of period	4.13		4.11	3.87
Net interest margin(1)	4.11		4.08	3.96
Noninterest income to operating revenue	28.04		24.38	33.15
Noninterest expense to average total assets	5.27		4.95	5.17
Average interest-earning assets to average interest-bearing liabilities	1.34		1.34	1.36
Efficiency ratio(2)	98.24		96.88	89.44

Asset quality ratios:
Nonperforming assets to total assets at end of period	1.39		1.53	1.40
Nonperforming loans to total loans	1.54		2.01	1.35
Allowance for loan losses to non- performing loans	50.91		51.76	99.30
Allowance for loan losses to loans receivable, net	0.78		1.04	1.34
Net charge-offs to average loans outstanding	0.35		0.34	0.34

Capital Ratios:
Equity to total assets at end of period	13.55		14.83	16.19
Average equity to average assets	14.77		15.84	17.09

Other data:
Number of full-service offices	6		6	4
__________________________________________
(1)	Net interest income divided by average interest-earning assets.
(2)
Total noninterest expense, excluding foreclosed asset and repossessed property related expenses, as a percentage of net interest income and total other operating income, excluding net securities transactions.

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

Overview
Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Savings Bank. Sunshine Savings Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, then in 2009 reorganized into the mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of the Sunshine Saving Bank’s conversion and reorganization from a mutual holding company to a public stock holding company structure.
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

Our operating expenses consist primarily of salaries and employee benefits, general and administrative, occupancy and equipment, data processing services, professional services and marketing expenses. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation, amortization expense, maintenance and costs of utilities.
Over the last year, our net interest margin has increased as a result of the increase in our earning assets.  Our average interest-earning assets increased $1.5 million to $137.0 million for the year ended December 31, 2015 compared to $135.5 million for the year ended December 31, 2014, while our average funding costs remained the same as compared to last year.  Our net interest rate spread increased to 4.01% for the year ended December 31, 2015 compared to 3.99% for the year ended December 31, 2014.
Sunshine Financial is currently regulated by the Federal Reserve and Sunshine Savings Bank is regulated by the OCC and the FDIC.  On July 10, 2015, the Company announced that Sunshine Savings Bank had submitted an application to the FOFR, to convert its charter from a federally-chartered savings bank to a Florida-chartered commercial bank, which it subsequently approved.  Completion of the conversion is subject to the receipt by Sunshine Financial, Inc., of approval from the Federal Reserve to form a bank holding company.  Upon completion of the conversion, which is expected to occur during the second quarter of 2016, the name of the bank will be changed to Sunshine Community Bank. Upon completion of the conversion, the Bank's primary regulator will be the FOFR, with additional federal oversight provided by the FDIC.  The Federal Reserve will continue to be the primary banking regulator for Sunshine Financial.  The conversion to a state charter will not affect the Bank’s customers in any way.  Depositors will continue to have full protection of FDIC insurance.
Business and Operating Strategy and Goals
Our primary objective is to continue to grow Sunshine Savings Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our market area.  Our strategy is simply to provide innovative products and superior service to customers in our market area, which we serve through our four convenient banking centers located in Tallahassee, Florida.  We support these banking centers with 24/7 access to on-line banking and participation in a worldwide ATM network.
Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  Nonperforming assets decreased to $2.2 million at December 31, 2015 compared to $2.3 million at December 31, 2013, and our nonperforming loans decreased to $1.8 million at December 31, 2015, compared to $2.1 million at December 31, 2014. Nonperforming one-four family loans decreased $397,000 during the year due to a decrease of one loan, while real estate owned increased by $227,000 due to foreclosure on two properties.  Our percentage of nonperforming assets to total assets was 1.39% and 1.53% at December 31, 2015 and 2014, respectively.
Leveraging our capital to improve our overall efficiency and profitability.  We may improve our overall efficiency and profitability by leveraging our strong capital base.  We also may utilize our borrowing capacity at the FHLB of Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income and liquidity.  We also will continue to emphasize lower cost deposits.

Improving our earnings through product selection, pricing and lower cost of funds.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We will continue to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans and deposit products and services.  In addition, from time to time, consistent with our asset/liability objectives, we may sell a portion of our residential mortgage loan originations to Freddie Mac or private investors.  This allows us to maintain our customer relationships and generate servicing income, while also having the funds from any such loan sales available to make additional loans.
Growing our franchise within the Tallahassee metropolitan area. We operate with a service-oriented approach to banking by meeting our customers’ needs and emphasizing the delivery of a consistent and high-quality level of professional service. We believe that opportunities currently exist within our market area to grow our franchise.  Our attention to client service and competitive rates allows us to attract and retain deposit and loan customers.
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
Continuing to originate residential and increasing commercial real estate loans.  Our primary lending focus has been, and will continue to be, on originating one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.  In addition, we began originating commercial real estate loans in the second quarter of 2012. Commercial real estate lending diversifies our loan portfolio and gives us the opportunity to earn more income because these loans have higher interest rates than residential mortgages in order to compensate for the increased credit risk. At December 31, 2015, commercial real estate loans represented 38.0% of our loan portfolio.
Controlling our operating expense while continuing to provide excellent customer service. Our infrastructure, personnel and fixed operating base can support a substantially larger asset base.  As a result we believe we can cost-effectively grow as we continue to meet the financial needs of the communities in which we operate.  We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries.  Our ability to provide these services is enhanced by the experience of our executive officers, who have an average of over 29 years’ experience in the financial services industry.

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

Allowance for Loan Losses.  We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period, requiring management to make assumptions about losses on loans. The impact of a sudden large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect operations.
The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged to operations.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.
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

Foreclosed Real Estates.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value less costs to sell.  Revenue and expenses from operations are included in the consolidated statements of operations.
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
General. Total assets increased $6.8 million, or 4.5%, to $157.8 million at December 31, 2015 from $151.0 million at December 31, 2014. The increase in total assets was due primarily to increases in net loans and bank owned life insurance (‘BOLI”), slightly offset by a decrease in securities and cash and cash equivalents.  Loans increased $10.6 million, bank owned life insurance increased $3.1 million, while securities decreased $5.0 million and cash and cash equivalents decreased $2.2 million during the year ended December 31, 2015. The net increase in assets was funded by a $2.6 million, or 2.0%, increase in deposits from December 31, 2014 to December 31, 2015, and FHLB advances totaling $5.0 million.
Loans.  Our net loan portfolio increased $10.6 million or 10.3% to $113.4 million at December 31, 2015 from $102.8 million at December 31, 2014.  Consistent with our strategy to diversify our loan portfolio and to add higher yielding loans, commercial real estate loans increased $13.6 million  or 45.7% while one- to four-family real estate mortgage loans decreased $2.7 million and lot loans decreased $497,000.  Consumer loans decreased $1.5 million primarily due to a $603,000 decrease in home equity loans and $483,000 decrease in credit cards and unsecured loans.  Total loan originations increased $7.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and loan repayments increased $2.4 million for the same period.  We originated $13.1 million and sold $6.1 million of one- to four-family real estate mortgage loans to generate additional income.
Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2015 was $895,000, or 0.78% of total loans, compared to $1.1 million, or 1.04% of total loans, at December 31, 2014.  Nonperforming loans decreased to $1.8 million at December 31, 2015 from $2.1 million at December 31, 2014.  Nonperforming loans to total loans decreased to 1.54% at December 31, 2015 from 2.01% at December 31, 2014.  Loans on nonaccrual which were less than ninety days past due totaled $203,000 at December 31, 2015 compared to $534,000 at December 31, 2014.
Deposits.  Total deposits increased $2.6 million, or 2.1%, to $130.5 million at December 31, 2015 from $127.9 million at December 31, 2014.  This increase was due primarily to an increase in savings, money-market deposit accounts, and noninterest-bearing deposit accounts, partially offset by a decrease in time deposits as some bank customers chose to move maturing time deposits into money-market deposit accounts due to relatively comparable interest rates, the immediate availability of funds and the anticipation of higher time deposit rates in the future.
Borrowings.  FHLB advances increased $5.0 million at December 31, 2015 from none at December 31, 2014.  These advances mature in 2016 and had a weighted average fixed rate of 0.39% at December 31, 2015.
Equity.  Total stockholders' equity decreased $1.0 million to $21.4 million at December 31, 2015, from $22.4 million at December 31, 2014.  This decrease was due to the repurchase of 63,212 shares of common stock at an average price of $18.42 per share for a total cost of $1.2 million during the year ended December 31, 2015, and a net loss of $76,000, which was partially offset by stock-based compensation of $190,000 for the year ended December 31, 2015.

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

	Year Ended December 31,
	2015				2014
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$106,302		$5,510	5.18%	$98,470		$5,288	5.37%
Investments	23,451		473	2.02	26,176		595	2.27
FHLB stock	169		6	3.55	146		6	4.10
Other interest-earning assets	7,093		16	0.23	10,694		18	0.17

Total interest-earning assets(1)	137,015		6,005	4.38	135,486		5,907	4.36

Interest-Bearing Liabilities:
Money market	35,912		158	0.44	34,032		149	0.44
Savings	40,506		91	0.22	38,946		93	0.24
Time deposits	25,277		125	0.49	27,879		135	0.48
FHLB advances	815		1	0.12	-		-	-

Total interest-bearing liabilities	102,510		375	0.37	100,857		377	0.37

Net interest income			$5,630				$5,530
Interest rate spread				4.01%				3.99%
Net earning assets	$34,505				$34,629
Net interest margin(2)				4.11%				4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.34	x			1.34	x
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

	Year Ended December 31, 2015 vs. 2014
	Increase (decrease) due to		Total increase (decrease)
	Volume	Rate

Interest earning assets:
Loans receivable	$420	$(198)	$222
Investments	(62)	(60)	(122)
FHLB stock	1	(1)	-
Other interest-earning assets	(7)	5	(2)

Total interest-earning assets	352	(254)	98

Interest-bearing liabilities:
Money market	9	-	9
Savings	4	(6)	(2)
Time deposits	(13)	3	(10)
FHLB advances	-	1	1

Total interest-bearing liabilities	-	(2)	(2)

Net interest income	$352	$(252)	$100

Comparison of Results of Operation for the Year Ended December 31, 2015 and 2014
General.  For the year ended December 31, 2015 we recorded a net loss of $76,000 or $(0.08) per basic and diluted loss per share compared to recorded net earnings of $39,000 or $0.04 per basic and diluted earnings per share for the year ended December 31, 2014, resulting in a return on average assets of (0.05)% for the year ended December 31, 2015 compared to 0.03 % for last year.  The $115,000 decrease in net earnings was due primarily to a $648,000 increase in noninterest expenses and a $50,000 increase in provision for loan losses, partially offset by a $100,000 increase in net interest income, a $436,000 increase in noninterest income, and a $47,000 increase in income tax benefit.
Net Interest Income.  Net interest income increased $100,000, or 1.8%, to $5.6 million for the year ended December 31, 2015 from $5.5 million for the same period in 2014, primarily due to the increase in the average balance of our loan portfolio.  Our interest rate spread increased to 4.01% for the year ended December 31, 2015 from 3.99% last year, while our net interest margin increased to 4.11% at December 31, 2015from 4.08% at December 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2015 stayed unchanged from the previous year at 1.34x.

Interest Income.   Interest income for the year ended December 31, 2015 increased $98,000, or 1.7%, to $6.0 million from $5.9 million for the same period ended December 31, 2014.  The increase in interest income for the year ended December 31, 2015 was primarily due to higher average balances of loans, partially offset by lower yields earned on loans.  Average interest-earning loans increased to $106.3 million during the year ended December 31, 2015 compared to $98.5 million for the year ended December 31, 2014, while the average yield earned on loans declined 19 basis points to 5.18% at December 31, 2015 reflecting the continued low interest rate environment.  Interest income on investments decreased $122,000 for the year ended December 31, 2015 compared to the previous year end.  This was due to the average balance of interest-earning investments decreasing to $23.4 million from $26.2 million and the average yield decreasing from 2.27% to 2.02% as higher rate securities paid down.
Interest Expense. Interest expense for the year ended December 31, 2015 was $375,000 compared to $377,000 for last year, a decrease of $2,000.  The decrease was the result of decreases in the average balance of time deposits and the average rate paid on statement savings accounts, partially offset by higher average balances of money-market and statement savings accounts.  The average balance of time deposits decreased to $25.3 million for the year ended December 31, 2015 from $27.9 million for the prior year, and the average rate paid on time deposits increased to 0.49% from 0.48% during the year.  The average balance of money-market and statement savings accounts increased to $76.4 million for the year ended December 31, 2015 from $73.0 million for the year ended December 31, 2014, and the average rate paid on these accounts remained unchanged at 0.33%. The total cost of funds for the year ended December 31, 2015 also remained unchanged at 0.37% as compared to last year.
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

Based on management’s evaluation of the foregoing factors, we recorded a provision for loan losses of $180,000 for the year ended December 31, 2015 and $130,000 for the same period in 2014.  The increase in the provision for loan losses during 2015 primarily reflects the increase in our commercial real estate loan portfolio and decline in nonaccrual loans.  Net charge-offs for the year ended December 31, 2015 were $372,000 compared to $337,000 for the year ended December 31, 2014.  Nonperforming loans to total loans at December 31, 2015 were 1.54% compared to 2.01% at December 31, 2014.  The allowance for loan losses to loans receivable, net was 0.78% at December 31, 2015 compared to 1.04% at December 31, 2014.

Management considers the allowance for loan losses at December 31, 2015 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the year ended December 31, 2015 increased $436,000, or 22.9%, to $2.3 million compared to $1.9 million for the same period in 2014. The increase was primarily due to a $451,000 gain on the sale of excess land located next to the home office location.  Noninterest income also increased due to income of $75,000 on $3.0 million of BOLI purchased in April 2015 and an increase of $49,000 on fees and charges on loans, partially offset by $139,000 decrease on fees and service charges from deposit accounts.  The primary cause for the decrease in fees and service charges from deposit accounts was a decrease in income from debit card activity.

Noninterest Expense. Noninterest expense for the year ended December 31, 2015 was $7.9 million compared to $7.3 million for the same period in 2014, an increase of $648,000 or 8.9%.  The largest increases were in data processing services, salaries and benefits, other, and professional fees.  Data processing services expense increased due to migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cyber security costs in the future. The increase in salaries and benefits was due to a one-time bonus paid to non-executive employees.  Other expense increased due to setting up a reserve for debit card losses based on information available from our debit card servicer, and professional fees increased due primarily to increased legal fees associated with our current charter change to a Florida-chartered commercial bank.
Income Taxes. For the year ended December 31, 2015, we recorded an income tax benefit of $52,000 on a before tax loss of $128,000.  For the year ended December 31, 2014, we recorded an income tax benefit of $5,000 on before tax earnings of $34,000.  Our effective tax rate for the year ended December 31, 2015 was (40.6)% compared to (14.7)% for the same time period in 2014.

 Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2015, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 2.34%, or $2.7 million, which generally means we are slightly liability sensitive, with $2.7 million  more liabilities maturing or repricing in one year than assets.  Accordingly, if interest rates rise, our net interest income would be expected to decrease because interest received on interest-earning assets, including loans and other investments, would increase slower than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is slightly negative is due to our lower balances in Interest-bearing deposits with banks and short term certificate of deposits.
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
Depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the committee may in the future determine to increase our interest rate risk position somewhat in order to maintain or increase our net interest margin. We intend to continue our existing strategy of originating a mix of single-family fixed-rate mortgage loans, quarterly adjustable home equity lines of credit, and relatively short term secured consumer loans. We may also originate fixed rate loans for sale.
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
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2015, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up 300 basis points and down 100 basis points.   No rates in the model are allowed to go below zero as any further decline in rates is impossible given the Federal Funds Rate of 0.50%. As illustrated in the table below, our PVE would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2015
Change in Interest Rates in Basis Points	Present Value Equity ($ in thousands)			PVE Ratio %
	Amount	$ Change	% Change
+300	$19,022	$(5,988)	(23.94)%	13.21%
+200	20,923	(4,087)	(16.34)	14.11
+100	23,062	(1,947)	(7.79)	15.09
Base	25,010	-	-	15.89
-100	26,251	1,241	4.96	16.27
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

 Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2015 the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39%.  At December 31, 2014 the Company had no outstanding borrowings.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the year ended December 31, 2015, cash provided by operating activities totaled $603,000, compared to $626,000 in cash provided by operating activities for the year ended December 31, 2014.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $9.2 million for the year ended December 31, 2015, compared to cash used of $6.4 million for last year.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $6.4 million for the year ended December 31, 2015, compared to net cash provided of $4.3 million in 2014.  These changes were primarily due to increases  in deposits and FHLB advances partially offset by common stock repurchases.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At December 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $517,000.
We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2015, is as follows (in thousands):

Unused lines of credit	$17,007

Capital Resources
Sunshine Savings Bank is subject to minimum capital requirements imposed by the OCC.  Based on its capital levels at December 31, 2015, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the OCC.  At December 31, 2015, Sunshine Savings Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a common equity Tier 1 ("CET1") capital ratio of 16.24% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 12.56% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 16.24%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of ----17.03%, which is above the required level of 10.00%.  Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information See “Business - How We Are Regulated – Sunshine Savings Bank -- Capital Rules” in Part I, Item 1 of this Form 10-K for capital rules that Sunshine Savings Bank became subject to as of January 1, 2015.

At December 31, 2015, stockholders’ equity at Sunshine Savings Bank totaled $20.8 million.  Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.

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
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 29, 2016

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share data)

	At December 31,
	2015	2014
Assets

Cash and due from banks	$1,773	$3,682
Interest-bearing deposits with banks	9,089	9,350
Cash and cash equivalents	10,862	13,032
Securities held to maturity (fair value of $20,854 and $25,835)	21,063	26,035
Loans, net of allowance for loan losses of $895 and $1,087	113,422	102,786
Premises and equipment, net	4,591	4,907
Bank owned life insurance	3,075	-
Federal Home Loan Bank stock, at cost	348	130
Deferred income taxes	2,613	2,561
Accrued interest receivable	322	350
Foreclosed real estate	433	206
Other assets	1,099	999
Total assets	$157,828	$151,006

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	28,211	26,206
Money-market deposit accounts	36,524	35,358
Savings accounts	41,717	39,606
Time deposits	24,018	26,735
Total deposits	130,470	127,905

Federal home loan bank advances	5,000	-
Official checks	526	325
Other liabilities	474	388
Total liabilities	136,470	128,618

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,898 and 1,094,110 shares issued and outstanding at December 31, 2015 and 2014, respectively	10	10
Additional paid in capital	7,285	8,334
Retained earnings	14,633	14,709
Unearned Employee Stock Ownership Plan shares	(570)	(665)

Total stockholders' equity	21,358	22,388
Total liabilities and stockholders’ equity	$157,828	$151,006

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014
Interest income:
Loans	$5,510	$5,288
Securities	473	595
Other	22	24
Total interest income	6,005	5,907

Interest expense-
Deposit accounts	374	377
Federal home loan bank borrowings	1	-
Total interest expense	375	377

Net interest income	5,630	5,530
Provision for loan losses	180	130
Net interest income after provision for loan losses	5,450	5,400

Noninterest income:
Fees and service charges on deposit accounts	1,461	1,600
Gain on loan sales	134	149
Gain on sale of land	451	-
Gain on sale of foreclosed real estate	39	49
Fees and charges on loans	138	89
Income from bank owned life insurance	75	-
Other	42	17
Total noninterest income	2,340	1,904

Noninterest expenses:
Salaries and employee benefits	3,673	3,494
Occupancy and equipment	1,123	1,215
Data processing services	1,285	815
Professional fees	638	547
Deposit insurance	125	122
Advertising and promotion	58	106
Stationery and supplies	67	101
Telephone communications	132	161
Foreclosed real estate	83	64
Credit card expense	135	136
Other	599	509
Total noninterest expenses	7,918	7,270

Earnings before income tax benefit	(128)	34
Income tax benefit	(52)	(5)

Net (loss) earnings	$(76)	$39

Basic (loss) earnings per common share	$(0.08)	$0.04

Diluted (loss) earnings per common share	$(0.08)	$0.04
See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2015 and 2014
($ In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2013	1,174,454	$11	9,789	14,670	(756)	23,714

Net earnings	-	-	-	39	-	39

Repurchase of common stock	(84,344)	(1)	(1,528)	-	-	(1,529)
Stock based compensation expense	4,000	-	152	-	-	152

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants	-	-	(79)	-	91	12

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss	-	-	-	(76)	-	(76)

Repurchase of common stock	(63,212)	-	(1,144)	-	-	(1,144)

Stock based compensation expense	-	-	176	-	-	176

Common stock allocated to ESOP participants	-	-	(81)	-	95	14

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(76)	$39
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	389	384
Gain on sale of land	(451)	-
Provision for loan losses	180	130
Deferred income tax benefit	(52)	(5)
Net amortization of premiums/discounts on securities	49	41
Net amortization of deferred loan fees and costs	19	39
Income from bank owned life insurance	(75)	-
Loans originated for sale	(6,102)	(5,897)
Proceeds from loans sold	6,485	5,872
Gain on sale of loans	(134)	(149)
ESOP compensation expense	14	12
Share-based compensation expense	176	152
Decrease (increase) in accrued interest receivable	28	(39)
(Increase) decrease in other assets	(100)	70
Gain on sale of foreclosed real estate	(39)	(49)
Write-down of foreclosed real estate	5	41
Increase (decrease) in official checks	201	(39)
Increase in other liabilities	86	24
Net cash provided by operating activities	603	626

Cash flows from investing activities:
Purchases of securities held-to-maturity	-	(3,897)
Principal pay-downs on held-to-maturity securities	4,923	4,445
Purchase of bank owned life insurance	(3,000)	-
Net increase in loans	(11,544)	(7,467)
Net sales (purchases) of premises and equipment	378	(184)
(Purchase) redemption of Federal Home Loan Bank stock	(218)	47
Proceeds from sale of foreclosed real estate	298	716
Capital expenditures for foreclosed real estate	(31)	(25)
Net cash used in investing activities	(9,194)	(6,365)

Cash flows from financing activities:
Net increase in deposits	2,565	5,845
Proceeds from FHLB borrowings	5,000	-
Repurchase of common stock	(1,144)	(1,529)
Net cash provided by financing activities	6,421	4,316

Decrease in cash and cash equivalents	(2,170)	(1,423)
Cash and cash equivalents at beginning of year	13,032	14,455
Cash and cash equivalents at end of year	$10,862	$13,032

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-
Interest	$375	$377

Noncash transactions:
Transfer from loans to foreclosed real estate	$460	$165

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014 and the Years Then Ended

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

Use of Estimates.  In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

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

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2015 and 2014, there were none and $249,000, respectively, of loans held for sale.  Loans held for sale are included in loans on the consolidated balance sheets.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the years ended December 31, 2015 or 2014.

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

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2015, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.
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

Loan Servicing.  Servicing assets are recognized as separate assets when rights are retained or acquired through purchase or through sale of financial assets.  Capitalized servicing rights are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  At December 31, 2015 and 2014, the amount of loan servicing assets was immaterial.

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

Loans.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate mortgage and consumer loans are estimated using discounted cash flow analyses, using a third party pricing model. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
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

Deposit Liabilities.  The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using the Company’s interest-rate risk management model.

Federal Home Loan Bank Advances.  The fair values of advances are estimated using the discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Financial Instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.  The fair value of these fees is not material.

Recent Pronouncements.
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard.  The adoption of ASU 2015-14 is not expected to have a material impact on the Company’s consolidated financial statements.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements. Continued.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments.  This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  In addition, the amendment requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  The amendment also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for certain provisions.  The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018,

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statments.

Reclassifications.  Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the 2015 presentation.

(2)  (Loss) earnings Per Share
(Loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding for 2015. For the year ended December 31, 2015 the outstanding stock options were are not considered dilutive securities due to the net loss incurred by the Company.  For the year ended December 31, 2014 the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2015			2014
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Earnings	Shares	Amount
Year Ended December 31:
Basic EPS:
Net (loss) earnings	$(76)	979,579	$(0.08)	$39	1,038,015	$0.04
Effect of dilutive securities-
Incremental shares from assumed conversion of options and restricted stock awards		-			31,172

Diluted EPS:
Net (loss) earnings	$(76)	979,579	$(0.08)	$39	1,069,187	$0.04

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Securities Held to Maturity
Management has classified all securities as held to maturity.  The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2015:
Agency mortgage-backed securities	$1,086	42	-	1,128
Agency collateralized mortgage obligations	19,977	27	(278)	19,726

	$21,063	69	(278)	20,854

At December 31, 2014:
Agency mortgage-backed securities	$1,580	72	-	1,652
Agency collateralized mortgage obligations	24,455	65	(337)	24,183

	$26,035	137	(337)	25,835

There were no securities pledged as of December 31, 2015 and 2014.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2015-
Agency collateralized mortgage obligations	$(94)	8,332	(184)	5,839

At December 31, 2014-
Agency collateralized mortgage obligations	$(27)	5,984	(310)	11,283

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At December 31, 2015, the unrealized losses on nineteen securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or the entire decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(4)  Loans
The loan portfolio segments and classes at the dates indicated are as follows (in thousands):

	December 31,
	2015	2014
Real estate mortgage loans:
One-to-four family	$46,293	$48,957
Lot loans	3,612	4,109
Commercial real estate	43,419	29,803
Construction	1,563	1,140

Total real estate mortgage loans	94,887	84,009

Commercial	1,177	656

Consumer loans:
Home equity	7,609	8,212
Automobile	3,321	3,545
Credit cards and unsecured	6,100	6,583
Deposit account	576	534
Other	736	973

Total consumer loans	18,342	19,847

Total loans	114,406	104,512

Less:
Loans in process	43	(526)
Deferred fees and discounts	(132)	(113)
Allowance for losses	(895)	(1,087)

Total loans, net	$113,422	$102,786

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The Company has divided the loan portfolio into three portfolio segments and ten classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of four classes: One- to- four family, Lot loans, Commercial real estate and Construction loans. The Company generally originates one- to- four family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to- four family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of   up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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

The activity in the allowance for loan losses for the periods shown was as follows (in thousands):

	Real Estate Loans					Consumer Loans
	One-to- Four Family	Lot Loans	Commercial Real Estate	Real Estate Constru- ction	Comm- ercial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other Consumer Loans	Un- allocated	Total
Year Ended December 31, 2015:
Beginning balance	$454	46	206	2	10	115	31	111	-	39	73	1,087
Provision (credit) for loan loss	(252)	(19)	39	-	-	293	(1)	218	-	(26)	(72)	180
Charge-offs	-	(6)	-	-	-	(265)	(16)	(214)	-	-	-	(501)
Recoveries	24	9	-	-	-	52	5	36	-	3	-	129

Ending balance	$226	30	245	2	10	195	19	151	-	16	1	895

Individually evaluated for impairment:
Recorded investment	$2,728	-	-	-	-	221	-	-	-	-	-	2,949
Balance in allowance for loan losses	$73	-	-	-	-	33	-	-	-	-	-	106

Collectively evaluated for impairment:
Recorded investment	$43,565	3,612	43,419	1,563	1,177	7,388	3,321	6,100	576	736	-	111,457
Balance in allowance for loan losses	$153	30	245	2	10	162	19	151	-	16	1	789
Year Ended December 31, 2014:
Beginning balance	$605	93	163	1	5	146	12	187	-	64	18	1,294
Provision (credit) for loan loss	4	(17)	43	1	5	(22)	36	10	-	15	55	130
Charge-offs	(169)	(31)	-	-	-	(10)	(17)	(173)	-	(40)	-	(440)
Recoveries	14	1	-	-	-	1		87	-	-	-	103

Ending balance	$454	46	206	2	10	115	31	111	-	39	73	1,087

Individually evaluated for impairment:
Recorded investment	$3,297	-	-	-	-	289	-	14	-	-	-	3,600
Balance in allowance for loan losses	$63	-	-	-	-	4	-	2	-	-	-	69

Collectively evaluated for impairment:
Recorded investment	$45,660	4,109	29,803	1,140	656	7,923	3,545	6,569	534	973	-	100,912
Balance in allowance for loan losses	$391	46	206	2	10	111	31	109	-	39	73	1,018

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the loan credit quality at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One-to- Four	Lot	Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Loans	Estate	ction	rcial	Equity	mobile	Unsecured	Account	Other	Total
At December 31, 2015:
Grade:
Pass	$41,995	3,591	43,419	1,563	1,177	7,221	3,311	6,068	575	653	109,573
Special mention	419	21	-	-	-	23	-	-	1	-	464
Substandard	3,879	-	-	-	-	365	10	32	-	83	4,369

Total	$46,293	3,612	43,419	1,563	1,177	7,609	3.321	6,100	576	736	114,406

At December 31, 2014:
Grade:
Pass	$44,305	4,031	29,803	1,140	656	7,726	3,526	6,563	534	938	99,222
Special mention	375	34	-	-	-	57	14	7	-	12	499
Substandard	4,277	44	-	-	-	429	5	13	-	23	4,791

Total	$48,957	4,109	29,803	1,140	656	8,212	3.545	6,583	534	973	104,512

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2015:
Real estate loans:
One-to-four family	$698	419	-	1,117	43,832	1,344	46,293
Lot loans	-	21	-	21	3,591	-	3,612
Commercial	-	-	-	-	43,419	-	43,419
Construction	-	-	-	-	1,563	-	1,563
Commercial loans	-	-	-	-	1,177	-	1,177
Consumer loans:
Home equity	77	51	-	128	7,192	289	7,609
Automobile	22	-	-	22	3,289	10	3,321
Credit cards and unsecured	54	-	7	61	6,007	32	6,100
Deposit account	4	1	-	5	571	-	576
Other	-	-	-	-	653	83	736

Total	$855	492	7	1,354	111,294	1,758	114,406

At December 31, 2014:
Real estate loans:
One-to-four family	$417	90	-	507	46,709	1,741	48,957
Lot loans	69	34	-	103	3,962	44	4,109
Commercial	-	-	-	-	29,803	-	29,803
Construction	-	-	-	-	1,140	-	1,140
Commercial loans	-	-	-	-	656	-	656
Consumer loans:
Home equity	154	27	-	181	7,767	264	8,212
Automobile	12	14	-	26	3,514	5	3,545
Credit cards and unsecured	29	83	7	119	6,441	23	6,583
Deposit account	5	-	-	5	529	-	534
Other	83	12	-	95	855	23	973

Total	$769	260	7	1,036	101,376	2,100	104,512

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2015:
Real estate loans-
One-to-four family	$1,552	1,604	1,176	1,193	73	2,728	2,797	73
Consumer loans-
Home equity	56	71	165	174	33	221	245	33

	$1,608	1,675	1,341	1,367	106	2,949	3,042	106

At December 31, 2014:
Real estate loans-
One-to-four family	$2,069	2,196	1,228	1,244	63	3,297	3,440	63
Consumer loans-
Home equity	155	183	134	134	4	289	317	4
Credit card and unsecured	-	-	14	14	2	14	14	2

	$2,224	2,379	1,376	1,392	69	3,600	3,771	69

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2015:
Real estate loans:
One-to-four family	$2,686	125	127
Consumer loans:
Home equity	219	12	13

Total	$2,905	137	140

For the Year Ended December 31, 2014:
Real estate loans:
One-to-four family	$2,797	64	72
Consumer loans:
Home equity	291	9	11
Credit card and unsecured	15	2	2

Total	$3,103	75	85

There were no troubled debt restructurings ("TDR") entered into during the year ended December 31, 2015.  TDR’s entered into during the year ended December 31, 2014 were as follows (dollars in thousands):

	Outstanding Recorded Investment
	Number
	of	Pre-	Post-
	Contracts	Modification	Modification
For the Year Ended December 31, 2014:
Real estate mortgage loans-
One-to-four family-
Modified interest rates and principal balance	4	$1,084	1,059
Consumer loans-
Home equity-
Modified interest rates	1	32	32

	5	$1,116	1,091

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The allowance for loan losses on residential real estate and consumer loans that have been restructured and are considered TDR’s is included in the Company's specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. TDR's that have subsequently defaulted are considered collateral-dependent.  The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs. The Company has not had any TDR’s which were restructured during 2014 that subsequently defaulted during 2014.

(5)  Premises and Equipment
Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2015	2014

Land	$921	1,138
Buildings and improvements	5,624	5,590
Furniture and equipment	4,616	4,388

Total, at cost	11,161	11,116

Less accumulated depreciation	6,570	6,209

Premises and equipment, net	$4,591	4,907

Certain facilities are leased under operating leases. Rental expense was $215,000 and $209,000 for the years ended December 31, 2015 and 2014, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2016	$195
2017	135
2018	91
2019	94
2020	98
Thereafter	316

$929

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)  Foreclosed Real Estate
Expenses applicable to foreclosed real estate at the dates indicated are as follows (in thousands):

	Year Ended December 31,
	2015	2014

Write-down of foreclosed real estate	$5	41
Operating expenses	78	23

	$83	64

(7)  Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $7.7 million and $8.1 million at December 31, 2015 and 2014, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2016	$17,416
2017	3,607
2018	1,747
2019	993
2020	255

$24,018

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)  Federal Home Loan Bank Advances and Line of Credit
The Company also has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2015 the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39%.  At December 31, 2015 and 2014, the Company had no outstanding balances on the federal funds line of credit.  At December 31, 2014, the Company had no FHLB advances.

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

At December 31,
2015

Unused lines of credit	$17,007

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At December 31, 2015		At December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (Level 1)	$10,862	10,862	13,032	13,032
Securities held to maturity (Level 2)	21,063	20,854	26,035	25,835
Loans (Level 3)	113,422	113,558	102,786	103,152
Federal Home Loan Bank stock (Level 3)	348	348	130	130
Accrued interest receivable (Level 3)	322	322	350	350

Financial liabilities:
Deposits (Level 3)	130,470	126,230	127,905	125,524
Federal Home Loan Bank advances (Level 3)	5,000	5,000	-	-

Off-balance-sheet financial instruments (Level 3)	-	-	-	-

(11)  Income Taxes
The components of the income tax benefit for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$-	-
State	-	-

Total current	-	-

Deferred:
Federal	(45)	(4)
State	(7)	(1)

Total deferred	(52)	(5)

Income taxes (benefit)	$(52)	(5)

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The reasons for the differences between the statutory Federal income tax rate and the effective tax rate at the dates indicated are as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Loss

Income taxes (benefit) at Federal statutory rate	$(44)	34.0%	$12	34.0%
Increase in income tax benefit resulting from-
State taxes, net of Federal tax	(4)	(3.0)	(1)	(3.0)
Other	(4)	(3.0)	(16)	(16.3)

Total	$(52)	(40.6)%	$(5)	(14.7)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated are presented below (in thousands):

	At December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$337	409
Net operating loss carryforwards	1,505	1,523
Other	156	92
Nonaccrual interest	412	412
Foreclosed property expenses	13	15
Premises and equipment	81	73
Stock option expense	183	108

Total deferred tax assets	2,687	2,632

Deferred tax liabilities:
Mortgage service rights	(74)	(71)

Total deferred tax liabilities	(74)	(71)

Net deferred tax asset	$2,613	2,561

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
At December 31, 2015, the Company has Federal net operating loss carryforwards of approximately $4.0 million, available to offset future taxable income.  The carryforward will begin to expire in 2028.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2012.

The Company performs periodic evaluations on the deferred tax asset to determine if a valuation allowance is necessary. The analysis weighs positive evidence against negative evidence to determine if it is more likely than not to recognize the future benefit of the deferred tax asset. The Company's analysis includes internal forecasts that demonstrate the Company's ability to fully utilize the deferred tax asset prior to the expiration of the related net operating loss periods discussed above. The Company's internal forecasts include growth assumptions relating to loans, noninterest income and noninterest expense, as well as estimating loan losses and other nonrecurring items. Management determined that a valuation allowance against the deferred tax asset was not necessary at December 31, 2015 or 2014.

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

(13)  Related Parties
The Company makes loans to and accepts deposits from its executive officers and directors and their related entities.  The activity for the periods shown is as follows (in thousands):

	Year Ended December 31,
	2015	2014

Loans at beginning of year	$6	32
Repayments	(4)	(26)

Loans at end of year	$2	6

Deposits at end of year	$400	112

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)  Employee Benefit Plans
The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. For the tax year 2015, eligible employees could contribute up to $18,000 of their compensation to the plan on a pre-tax basis. Employer matching contributions were made at 100 percent of the employee contribution up to five percent. Employer contributions to the 401(k) plan were approximately $97,000 and $103,000 for 2015 and 2014, respectively.

(15)  Employee Stock Ownership Plan ("ESOP")
The Holding Company has established an ESOP which acquired 98,756 shares in exchange for a $988,000 note payable to the Holding Company. The loan is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years.  The note bears interest at a fixed rate of 4.25% and is payable in annual installments and is due in 2021.  The ESOP expense was $14,000 and $12,000 for the years ended December 31, 2015 and 2014, respectively.

(16)  2012 Equity Incentive Plan
The Company’s 2012 Equity Incentive Plan authorizes the grant of options or stock appreciation rights for up to 123,445 shares of the Holding Company's common stock. At December 31, 2015 and 2014, no stock appreciation rights had been granted.  The options granted have ten year terms and vest from one to five years.  At December 31, 2015, 44,823 shares remain available for grant.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2013	87,500	11.23
Granted	5,000	18.25
Forfeited	(8,500)	10.75

Outstanding at December 31, 2014	84,000	$11.70	8.14years
Forfeited	(2,500)	14.35

Outstanding at December 31, 2015	81,500	$11.62	7.12years

Exercisable at December 31, 2015	10,000	$10.75	6.95years	$$81,000

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan, Continued
At December 31, 2015, there was approximately $97,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a period of forty-four months.  The total fair value of shares vesting and recognized as compensation expense was $29,000 and $30,000 for the years ended December 31, 2015 and 2014, respectively.  The Company recognized a tax benefit of $17,000 for each of the years ended December 31, 2015 and 2014.

The fair value of each option granted during the year ended December 31, 2014 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.22%
Dividend yield	-
Expected stock volatility	9.92%
Expected life in years	6.5
Per share grant-date fair value of options issued
during the year	$3.19

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations.  From this analysis, the Company could not identify any patterns in the exercise of options.  As such, the Company used the guidance issued by the Securities and Exchange Commission to determine the estimated life of options issued.  Expected volatility is based on historical volatility of the Company.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield assumption is based on the Company's historical and expected dividend payments.

The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares granted vest in five equal annual installments, with the first installment vesting one year after the date of grant. Restricted shares generally are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $147,000 for 2015 and $122,000 for 2014. The income tax benefit recognized was $55,000 and $46,000 in the years ended December 31, 2015 and 2014, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan, Continued

A summary of the status of the Company's restricted stock and changes during the years then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2013	42,500	$16.75
Issued	4,000	18.25
Vested	(8,500)	16.75

Outstanding at December 31, 2014	38,000	16.91
Vested	(9,300)	16.88

Outstanding at December 31, 2015	28,700	$16.92

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $457,000 at December 31, 2015.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(17)  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2015 and 2014 are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses Recorded During the Year
At December 31, 2015:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

At December 31, 2014:
One-to four-family	$1,151	-	-	1,151	97	72
Home equity	18	-	-	18	5	-

Total	$1,169	-	-	1,169	102	72

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Fair Value Measurements, Continued
Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate is measured at fair value on a nonrecurring basis at December 31, 2015 and 2014 is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2015-
Foreclosed real estate	$433	-	-	433	103	5

At December 31, 2014-
Foreclosed real estate	$206	-	-	206	63	16

(18)  Regulatory Matters
The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency ("OCC"). Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's/Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

(18)  Regulatory Matters, Continued
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

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Regulatory Matters, Continued
At December 31, 2015, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at December 31, 2015, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages at December 31, 2015 and 2014 are presented in the table (dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2015:
Total Capital to Risk-
Weighted Assets	$19,117	17.03%	$8,978	8.00%	$11,222	10.00%
Tier I Capital to Risk-
Weighted Assets	18,222	16.24	6,733	6.00	8,978	8.00
Tier I Capital
to Total Assets	18,222	12.56	5,803	4.00	7,253	5.00
Common equity Tier 1Capital
to Risk-Weighted Assets	18,222	16.24	5,050	4.50	7,295	6.50

At December 31, 2014:
Total Capital to Risk-
Weighted Assets	$19,211	19.33%	$7,949	8.00%	$9,937	10.00%
Tier I Capital to Risk-
Weighted Assets	18,124	18.24	3,975	4.00	5,962	6.00
Tier I Capital
to Total Assets	18,124	12.21	5,936	4.00	7,420	5.00

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information
The Holding Company's financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2015	2014
Assets

Cash	$517	1,662
Investment in subsidiary	20,756	20,670
Loans	-	-
Other assets	122	57

Total assets	$21,395	22,389

Liabilities and Stockholders' Equity

Other liabilities	37	1
Stockholders' equity	21,358	22,388

Total liabilities and stockholders' equity	$21,395	22,389

Condensed Statements of Operations

	Year Ended December 31,
	2015	2014

Revenues	$30	71
Expenses	(135)	(89)

Loss before earnings of subsidiary	(105)	(18)

Net (loss) earnings of subsidiary	(12)	57

(Loss) earnings before income taxes benefit	(117)	39

Income taxes benefit	(41)	-

Net (loss) earnings	$(76)	39

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(76)	39
Adjustments to reconcile net (loss) earnings to net cash
(used in) provided by operating activities:
ESOP compensation expense	14	12
Decrease in investment in subsidiary due to ESOP
compensation	78	79
Increase in other assets	(65)	-
Increase (decrease) in other liabilities	36	(16)
Equity in undistributed loss (earnings) of subsidiary	12	(57)

Net cash (used in) provided by operating activities	(1)	57

Cash flows provided by investing activity-
Loan repayments	-	972

Cash flows from financing activity-
Repurchase of common stock	(1,144)	(1,529)

Net cash provided by financing activities	(1,144)	(1,529)

Net decrease in cash	(1,145)	(500)

Cash at beginning of the year	1,662	2,162

Cash at end of year	$517	1,662

Supplemental disclosure of cash flow information:
Noncash transactions-
Stock-based compensation expense of subsidiary	$176	152

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9(A).  Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

(b) Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm.

Item 9B.   Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company’s directors is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016,  except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
Information concerning the executive officers of the Company and Sunshine Savings Bank is contained under the caption “Executive Officers” under Part I, Item 1 of this Form 10-K and incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2015 were Directors Betts (Chair), Bacon, Moore, and Conte, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance
Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2015, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2012 Equity Incentive Plan approved by security holders	81,500	$ 11.62	44,823(1)

Equity Incentive Plan not approved by security holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 41,945 shares of common stock and restricted stock unit awards covering up to 2,878 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2016, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Earnings for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

SUNSHINE FINANCIAL, INC.

Date: March 29, 2016	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer (Duly Authorized Representative)
KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr.	Date: March 29, 2016
Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)

/s/ Benjamin F. Betts, Jr.	Date: March 29, 2016
Benjamin F. Betts, Jr., Chairman of the Board and Director

/s/ Susan J. Conte	Date: March 29, 2016
Susan J. Conte, Director

/s/ Richard A. Moore	Date: March 29, 2016
Richard A. Moore, Director

/s/ Fred G. Shelfer	Date: March 29, 2016
Fred G. Shelfer, Director

/s/ Robert K. Bacon	Date: March 29, 2016
Robert K. Bacon, Director

/s/ Joyce E. Chastain	Date: March 29, 2016
Joyce E. Chastain, Director

/s/ Brian P. Baggett	Date: March 29, 2016
Brian P. Baggett, Director

Date: March 29, 2016
Corissa J. Briglia, Director

/s/ Scott A. Swain	Date: March 29, 2016
Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
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
10.1
Employment Agreement by and between Sunshine Savings Bank and Louis O Davis, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.2
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and Louis O. Davis Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.3
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and each of Brian P. Baggett and Scott A. Swain (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))

10.4
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.5
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

10.6
Commercial Contract for the acquisition of property located at 3641 Coolidge Ct., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.7
Commercial Contract for the acquisition of property located at 503 Appleyard Dr., Tallahassee, FL. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 20, 2013 (File No. 000-54280))

10.8
Agreement, dated February 5, 2016, by and among, Sunshine Financial, Inc., Sunshine Savings Bank, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P. and Stilwell Value LLC, and Corissa J. Briglia (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2016 (File No. 000-54280))

11.0	Statement re computation of per share earnings (See Note 2 of the Notes to Consolidated Financial Statements included in this Form10-K).
21.0	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.0 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-169555))
23.0	Consent of Accountants
24.0	Power of Attorney (on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files