Form 10-Q
period 2016-03-31
Sunshine Financial Inc
filed 2016-05-13
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
At May 13, 2016, there were issued and outstanding 1,030,898 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29-30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	31

Item 6.	Exhibits	31

	SIGNATURES	32

	EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At March 31, 2016	At December 31, 2015
	(Unaudited)
Assets

Cash and due from banks	$5,457	1,773
Interest-bearing deposits with banks	10,134	9,089

Cash and cash equivalents	15,591	10,862

Securities held to maturity (fair value of $20,137 and $20,854)	20,080	21,063
Loans, net of allowance for loan losses of $927 and $895	114,275	113,422
Premises and equipment, net	4,497	4,591
Bank owned life insurance	3,101	3,075
Federal Home Loan Bank stock, at cost	248	348
Deferred income taxes	2,645	2,613
Accrued interest receivable	364	322
Foreclosed real estate	545	433
Other assets	944	1,099

Total assets	$162,290	157,828

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$31,403	28,211
Money-market deposit accounts	37,729	36,524
Savings accounts	44,653	41,717
Time deposits	23,172	24,018

Total deposits	136,957	130,470

Federal home loan bank advances	2,500	5,000
Official checks	699	526
Other liabilities	814	474

Total liabilities	140,970	136,470

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,898 shares issued and outstanding	10	10
Additional paid in capital	7,314	7,285
Retained earnings	14,542	14,633
Unearned Employee Stock Ownership Plan shares	(546)	(570)

Total stockholders' equity	21,320	21,358

Total liabilities and stockholders’ equity	$162,290	157,828

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$1,427	1,346
Securities	103	130
Other	12	7
Total interest income	1,542	1,483

Interest expense:
Deposit accounts	92	93
Federal home loan bank borrowings	5	-
Total interest expense	97	93

Net interest income	1,445	1,390
Provision for loan losses	45	30
Net interest income after provision for loan losses	1,400	1,360

Noninterest income:
Fees and service charges on deposit accounts	352	349
Gain on loan sales	-	62
Gain on sale of foreclosed real estate	-	10
Fees and charges on loans	35	38
Income from bank owned life insurance	26	-
Other	5	6
Total noninterest income	418	465

Noninterest expenses:
Salaries and employee benefits	882	885
Occupancy and equipment	282	279
Data processing services	314	383
Professional fees	179	151
Deposit insurance	31	30
Advertising and promotion	7	6
Stationery and supplies	14	16
Telephone communications	27	41
Foreclosed real estate	15	17
Credit card expense	42	31
Other	148	140
Total noninterest expenses	1,941	1,979

Loss before income tax benefit	(123)	(154)
Income tax benefit	(32)	(46)

Net loss	$(91)	(108)

Basic and diluted loss per common share	$(0.10)	(0.11)

Dividends per share	$-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2016 and 2015 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss (unaudited)	-	-	-	(108)	-	(108)

Stock based compensation expense (unaudited)	-	-	53	-	-	53

Repurchase of common stock (unaudited)	(4,000)	-	(72)	-	-	(72)

Common stock allocated to Employee Stock Ownership Plan ("ESOP”) participants (unaudited)	-	-	(20)	-	23	3

Balance, March 31, 2015 (unaudited)	1,090,110	$10	8,295	14,601	(642)	22,264

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(91)	-	(91)

Stock based compensation expense (unaudited)	-	-	51	-	-	51

Common stock allocated to ESOP participants (unaudited)	-	-	(22)	-	24	2

Balance, March 31, 2016 (unaudited)	1,030,898	$10	7,314	14,542	(546)	21,320

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(91)	(108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	97	95
Provision for loan losses	45	30
Deferred income tax benefit	(32)	(69)
Net amortization of premiums/discounts on securities	10	12
Net amortization of deferred loan fees and costs	7	(2)
Income from bank owned life insurance	(26)	-
Loans originated for sale	-	(2,546)
Proceeds from loans sold	-	2,220
Gain on sale of loans	-	(46)
ESOP compensation expense	24	23
Decrease in additional paid in capital due to ESOP allocation	(22)	(20)
Stock-based compensation expense	51	53
Increase in accrued interest receivable	(42)	(9)
Decrease in other assets	155	1
Gain on sale of foreclosed real estate	-	(10)
Increase in official checks	173	44
Increase in other liabilities	340	319
Net cash provided by (used in) operating activities	689	(13)
Cash flows from investing activities:
Principal pay-downs on held-to-maturity securities	973	1,178
Net (increase) decrease in loans	(1,003)	223
Net purchases of premises and equipment	(3)	(13)
Redemption (purchase) of Federal Home Loan Bank stock	100	(6)
Proceeds from sale of foreclosed real estate	-	106
Capital expenditures for foreclosed real estate	(14)	(14)
Net cash provided in investing activities	53	1,474

Cash flows from financing activities:
Net increase in deposits	6,487	2,931
Paydown FHLB advances	(2,500)	-
Repurchase of common stock	-	(72)
Net cash provided by financing activities	3,987	2,859

Increase in cash and cash equivalents	4,729	4,320

Cash and cash equivalents at beginning of period	10,862	13,032

Cash and cash equivalents at end of period	$15,591	17,352

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$97	93

Noncash transactions:
Transfer from loans to foreclosed real estate	$98	230
Increase in loan servicing assets	$-	16

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the consolidated financial statements not misleading and for a fair representation of the results of operations for such periods. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission ("SEC") on March 29, 2016 ("2015 Form 10-K"). The results for the three month period ended March 31, 2016 should not be considered as indicative of results for a full year.

2.  Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, , simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheet and consolidated statements of operations.  Early application will be permitted for all organizations.

In March the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU affects all organizations that issue share-based payment awards to their employees.  The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of determining the effect of the ASU on its consolidated balance sheet and consolidated statements of operations.

3.  Loss Per Share
Loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2016 and 2015, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2016			2015
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
Three Months Ended March 31:
Basic loss per share:
Net loss	$(91)	940,248	$(0.10)	$(108)	987,128	$(0.11)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		-			-

Diluted loss per share:
Net loss	$(91)	940,248	$(0.10)	$(108)	987,128	$(0.11)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2016
Agency mortgage-backed securities	$986	43	-	1,029
Agency collateralized mortgage obligations	19,094	142	(129)	19,108

Total	$20,080	185	(129)	20,137

At December 31, 2015
Agency mortgage-backed securities	1,086	42	-	1,128
Agency collateralized mortgage obligations	19,977	27	(278)	19,726

Total	$21,063	69	(278)	20,854

There were no securities pledged at March 31, 2016 or December 31, 2015.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2016:
Agency collateralized mortgage obligations	$(24)	2,464	(105)	4,411

At December 31, 2015:
Agency collateralized mortgage obligations	$(94)	8,332	(184)	5,839

At March 31, 2016 the unrealized losses on eleven securities are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Real estate mortgage loans:
One-to four-family	$47,474	46,293
Lot	3,361	3,612
Commercial real estate	43,846	43,419
	2,015	1,563

Total real estate loans	96,696	94,887

Commercial loans	1,194	1,177

Consumer loans:
Home equity	7,597	7,609
Automobile	3,287	3,321
Credit cards and unsecured	5,787	6,100
Deposit account	574	576
Other	674	736

Total consumer loans	17,919	18,342

Total loans	115,809	114,406

Deduct
Loans in process	(468)	43
Deferred fees and discounts	(139)	(132)
Allowance for loan losses	(927)	(895)

Total loans, net	$114,275	113,422

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods shown follows (in thousands):

	Real Estate Mortgage Loans						Consumer Loans
	One-to Four- Family	Lot	Commercial Real Estate	Constru-ction	Comme- rcial Loans	Home Equity	Auto- mobile	Credit Cards and Unsecured	Deposit Account	Other	Unallocated	Total
Three Months Ended March 31, 2016:
Beginning balance	$226	30	245	2	10	195	19	151	-	16	1	895
Provision (credit) for loan loss	(27)	(3)	(5)	-	18	(6)	(6)	6	-	(3)	71	45
Charge-offs	-	-	-	-	-	(17)	-	(21)	-	-	-	(38)
Recoveries	2	1	-	-	-	5	3	14	-	-	-	25
Ending balance	$201	28	240	2	28	177	16	150	-	13	72	927

Three Months Ended March 31, 2015:
Beginning balance	$454	46	206	2	10	115	31	111	-	39	73	1,087
Provision (credit) for loan loss	14	3	9	(1)	6	31	(4)	32	-	(14)	(46)	30
Charge-offs	-	-	-	-	-	-	-	(29)	-	-	-	(29)
Recoveries	-	-	-	-	-	-	-	14	-	-	-	14
Ending balance	$468	49	215	1	16	146	27	128	-	25	27	1,102

At March 31, 2016:
Individually evaluated for impairment:
Recorded investment	$2,712	-	-	-	-	216	-	-	-	-	-	2,928
Balance in allowance for loan losses	$45	-	-	-	-	28	-	-	-	-	-	73
Collectively evaluated for impairment:
Recorded investment	$44,762	3,361	43,846	2,015	1,194	7,381	3,287	5,787	574	674	-	112,881
Balance in allowance for loan losses	$156	28	240	2	28	149	16	150	-	13	72	854

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$2,728	-	-	-	-	221	-	-	-	-	-	2,949
Balance in allowance for loan losses	$73	-	-	-	-	33	-	-	-	-	-	106
Collectively evaluated for impairment:
Recorded investment	$43,565	3,612	43,419	1,563	1,177	7,388	3,321	6,100	576	736	-	111,457
Balance in allowance for loan losses	$153	30	245	2	10	162	19	151	-	16	1	789

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four		Commercial Real	Constru-	Comme-	Home	Auto-	Credit Cards and	Deposit
Assigned Grade:	Family	Lot	Estate	ction	rcial	Equity	mobile	Unsecured	Accounts	Other	Total
At March 31, 2016:
Grade:
Pass	$43,536	3,361	43,846	2,015	1,194	7,088	3,272	5,761	574	591	111,238
Special mention	79	-	-	-	-	94	-	-	-	-	173
Substandard	3,859	-	-	-	-	415	15	26	-	83	4,398
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$47,474	3,361	43,846	2,015	1,194	7,597	3,287	5,787	574	674	115,809

At December 31, 2015:
Grade:
Pass	41,995	3,591	43,419	1,563	1,177	7,221	3,311	6,068	575	653	109,573
Special mention	419	21	-	-	-	23	-	-	1	-	464
Substandard	3,879	-	-	-	-	365	10	32	-	83	4,369
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-

Total	$46,293	3,612	43,419	1,563	1,177	7,609	3,321	6,100	576	736	114,406

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2016:
Real estate loans:
One-to four-family	$758	79	-	837	45,335	1,302	47,474
Lot	19	-	-	19	3,342	-	3,361
Commercial real estate	-	-	-	-	43,846	-	43,846
Construction	-	-	-	-	2,015	-	2,015
Commercial loans	-	-	-	-	1,194	-	1,194
Consumer loans:
Home equity	92	-	-	92	7,161	344	7,597
Automobile	6	-	-	6	3,271	10	3,287
Credit cards and unsecured	71	-	6	77	5,683	27	5,787
Deposit account	-	-	-	-	574	-	574
Other	9	-	-	9	582	83	674

Total	$955	79	6	1,040	113,003	1,766	115,809

At December 31, 2015:
Real estate loans:
One-to four-family	698	419	-	1,117	43,832	1,344	46,293
Lot	-	21	-	21	3,591	-	3,612
Commercial real estate	-	-	-	-	43,419	-	43,419
Construction	-	-	-	-	1,563	-	1,563
Commercial loans	-	-	-	-	1,177	-	1,177
Consumer loans:
Home equity	77	51	-	128	7,192	289	7,609
Automobile	22	-	-	22	3,289	10	3,321
Credit cards and unsecured	54	-	7	61	6,007	32	6,100
Deposit account	4	1	-	5	571	-	576
Other	-	-	-	-	653	83	736

Total	$855	492	7	1,354	111,294	1,758	114,406

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2016:
Real estate loans:
One-to four-family	$1,817	1,869	895	911	45	2,712	2,780	45
Consumer loans:
Home equity	178	194	38	47	28	216	241	28

	$1,995	2,063	933	958	73	2,928	3,021	73

At December 31, 2015:
Real estate loans:
One-to four-family	1,552	1,604	1,176	1,193	73	2,728	2,797	73
Consumer loans:
Home equity	56	71	165	174	33	221	245	33

	$1,608	1,675	1,341	1,367	106	2,949	3,042	106

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2016:
Real estate loans:
One-to four-family	$2,712	34	36
Consumer loans:
Home equity	216	3	4

Total	$2,928	37	40

For the Three Months Ended March 31, 2015:
Real estate loans:
One-to four-family	2,961	25	29
Consumer loans:
Home equity	276	3	3
Credit card and unsecured	12	-	-

Total	$3,249	28	32

The Company had no troubled debt restructurings (TDR) entered into during the three months ended March 31, 2016 or 2015. There were no TDR loans that were modified within the 12 months prior to March 31, 2016, and for which there was a payment default during the three months ended March 31, 2016. The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.   Lines of Credit
The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.7 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2016, the Company had $2.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.  At December 31, 2015, the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39%.  At March 31, 2016 and December 31, 2015, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2016 (in thousands):

Contract
Amount

Unused lines of credit	$17,874
Commitments to extend credit	$355

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$15,591	15,591	1	10,862	10,862	1
Securities held to maturity	20,080	20,137	2	21,063	20,854	2
Loans	114,275	115,817	3	113,422	113,558	3
Federal Home Loan Bank stock	248	248	3	348	348	3
Accrued interest receivable	364	364	3	322	322	3

Financial liabilities:
Deposits	136,957	133,108	3	130,470	126,230	3
Federal Home Loan Bank
advances	2,500	2,500	3	5,000	5,000	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2015 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $24,000 for the three months ended March 31, 2016 and $23,000 for the three months ended March 31, 2015.  At March 31, 2016 and 2015, there were 49,477 and 59,353 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan
On May 23, 2012, the Company's stockholders approved its 2012 Equity Incentive Plan (“Plan”). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2014	84,000	$11.70

Outstanding at March 31, 2015	84,000	$11.70	7.89 years

Outstanding at December 31, 2015	81,500	11.62

Outstanding at March 31, 2016	81,500	$11.62	6.87 years

Exercisable at March 31, 2016	10,000	$10.75	6.70 years	$84,500

At March 31, 2016, there was approximately $85,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of forty months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for both the three-months ended March 31, 2016 and 2015.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan, Continued
The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for the three months ended March 31, 2016 and $41,000 for the three months ended March 31, 2015. The income tax benefit recognized was $15,000 for the three months ended March 31, 2016 and 2015.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2014	38,000	$16.91

Outstanding at March 31, 2015	38,000	16.91

Outstanding at December 31, 2015	28,700	16.92

Outstanding at March 31, 2016	28,700	$16.92

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $418,000 at March 31, 2016.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

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
At March 31, 2016:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

At December 31, 2015:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2016:
Foreclosed real estate	$545	-	-	545	103	-

At December 31, 2015:
Foreclosed real estate	$433	-	-	433	103	-

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

At March 31, 2016, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank’s policy is to maintain a “well-capitalized” status under the capital categories of the OCC. Based on capital levels at March 31, 2016, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2016:
Total Capital to Risk-
Weighted Assets	$19,099	16.71%	$9,143	8.00%	$11,429	10.00%
Tier I Capital to Risk-
Weighted Assets	18,172	15.90	6,858	6.00	9,143	8.00
Tier I Capital
to Total Assets	18,172	11.78	6,170	4.00	7,713	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,172	15.90	5,143	4.50	7,429	6.50

At December 31, 2015:
Total Capital to Risk-
Weighted Assets	19,117	17.03	8,978	8.00	11,222	10.00
Tier I Capital to Risk-
Weighted Assets	18,222	16.24	6,733	6.00	8,978	8.00
Tier I Capital
to Total Assets	18,222	12.56	5,803	4.00	7,253	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,222	16.24	5,050	4.50	7,295	6.50

In addition to the minimum common equity Tier 1 (“CET1”), Tier 1, and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by the same amount each year until fully implemented in January 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters, Continued

Savings and loan holding companies are subject to capital adequacy requirements of the Federal Board of Governors of the Federal Reserve System (the “Federal Reserve”). Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a savings and loan holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

When used in this report and in future filings by Sunshine Financial Inc. (“Sunshine Financial”) with the U.S. Securities and Exchange Commission ("SEC"), in Sunshine Financial's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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
•
results of examinations of us by the Office of the Comptroller of the Currency (“OCC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report and our Form 10-K for the year ended December 31, 2015 filed on March 29, 2016 ("2015 Form 10-K") and our other reports filed with the SEC.

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

We currently operate out of six full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), commercial real estate, commercial business loans, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.

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

The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Sunshine Savings Bank is regulated by the Office of the Comptroller of the Currency (“OCC”).  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).  On July 10, 2015, the Company announced that Sunshine Savings Bank had submitted an application to the Florida Office of Financial Regulation (“FOFR”) to convert its charter from a federally-chartered savings bank to a Florida-chartered commercial bank, which it subsequently approved.  Completion of the conversion is subject to the receipt by the Company of approval from the Federal Reserve to form a bank holding company.  Upon completion of the conversion, which is expected to occur during the third quarter of 2016, the name of the bank will be changed to Sunshine Community Bank.

Upon completion of the conversion, the Bank's primary regulator will be the FOFR, with additional federal oversight provided by the FDIC.  The Federal Reserve will continue to be the primary banking regulator for Sunshine Financial.
The conversion to a state charter will not affect the Bank's customers in any way.  Depositors will continue to have full protection of the FDIC.

Critical Accounting Policies

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2015 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2015 Form 10-K.
Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General.  Total assets increased $4.5 million, or 2.8%, to $162.3 million at March 31, 2016 from $157.8 million at December 31, 2015 primarily funded by a $6.5 million increase in deposits less a $2.5 million decrease in Federal Home Loan Bank advances. The composition of total assets changed during the three months ended March 31, 2016 reflecting a $4.7 million increase in cash and cash equivalents, an $853,000 increase in net loans, offset by a $1.0 million decrease in securities held to maturity.

Loans.  Our net loan portfolio increased $853,000, to $114.3 million at March 31, 2016 from $113.4 million at December 31, 2015.  The increase in loans was due to a $1.9 million increase in real estate loans, principally one- to four- family residential loans, partially offset by decreases in consumer loans and loans in process.

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2016 was $927,000, or 0.81% of loans, compared to $895,000, or 0.79% of loans, at December 31, 2015.  Nonperforming loans remained at $1.8 million at both March 31, 2016 and December 31, 2015.  Nonperforming loans to total loans decreased to 1.52% at March 31, 2016 from 1.54% at December 31, 2015 as a result of the increase in our loan portfolio.

Deposits.  Total deposits increased $6.5 million, or 5.0%, to $137.0 million at March 31, 2016 from $130.5 million at December 31, 2015.  This increase was primarily due to increases in noninterest bearing deposits and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity decreased $38,000 to $21.3 million at March 31, 2016.  This decrease was primarily due to a net loss of $91,000, partially offset by stock-based compensation of $51,000 for the three-months ended March 31, 2016.

Results of Operations

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income earned by the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense paid by the Company on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin. Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances.

	Three Months Ended March 31,
	2016				2015
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$113,599		$1,427	5.03%	$102,532		$1,346	5.25%
Securities held to maturity	20,601		103	2.01	25,513		130	2.04
Other interest-earning assets (2)	7,545		12	0.63	9,708		7	0.27

Total interest-earning assets	141,745		1,542	4.35	137,753		1,483	4.31

Noninterest-earning assets	15,195				11,666

Total assets	$156,940				$149,419

Interest-bearing liabilities:
MMDA and statement savings accounts	79,830		64	0.32	75,570		61	0.32
Time deposits	23,554		28	0.48	26,414		32	0.49
FHLB advances	4,815		5	0.43	-		-	-

Total interest-bearing liabilities	108,199		97	0.36	101,984		93	0.37

Noninterest-bearing liabilities	27,362				25,080
Equity	21,379				22,355

Total liabilities and equity	$156,940				$149,419

Net interest income			$1,445				$1,390

Net interest rate spread (3)				3.99%				3.94%

Net interest margin (4)				4.08%				4.04%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.35	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

Comparison of the Three Months Ended March 31, 2016 and 2015

General. Net loss for the three months ended March 31, 2016 was $91,000 compared to a net loss of $108,000 for the three months ended March 31, 2015, resulting in an annualized return on average assets of (0.23)% for the three months ended March 31, 2016 and (0.29)% for the three months ended March 31, 2015.  The decrease in net loss was due primarily to an increase in our net interest income and a decrease in our noninterest expense, partially offset by an increase in our provision for loan loss and a decrease in our noninterest income.

Net Interest Income.  Net interest income increased $55,000, or 4.0%, and was $1.4 million for both the three months ended March 31, 2016 and 2015. The increase was primarily due to a $59,000 increase in interest income, partially offset by a $4,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by a decrease in our average yield on loans.  Our net interest rate spread increased to 3.99% for the three months ended March 31, 2016 from 3.94% for the same period in 2015, while our net interest margin increased to 4.08% at March 31, 2016 from 4.04% at March 31, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2016 decreased to 1.31x, from 1.35x for the three months ended March 31, 2015.

Interest Income. Interest income for the three months ended March 31, 2016 increased $59,000, or 4.0%, to $1.5 million compared to the three month period ended March 31, 2015.  The increase in interest income for the three months ended March 31, 2016 was primarily due to an $11.1 million increase in average loans outstanding during the three months ended March 31, 2016 compared to the three months ended 2015, partially offset by a 22 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $113.6 million for the three months ended March 31, 2016, from $102.5 million for the same period in 2015.  The average rate on loans receivable decreased to 5.03% for the three months ended March 31, 2016 compared to 5.25% for the three months ended March 31, 2015.

Interest Expense. Interest expense for the three months ended March 31, 2016 increased $4,000, or 4.3% to $97,000 from $93,000 for the same period ended March 31, 2015.  The increase in interest expense for the three months ended March 31, 2016 was primarily due to the cost of $4.8 million in average outstanding FHLB advances compared to none during the same period in 2015.  The total cost of funds for the three months ended March 31, 2016 was 0.36% compared to 0.37% for the three months ended March 31, 2015.

Provision for Loan Losses.  We recorded a provision for loan losses of $45,000 for the three months ended March 31, 2016 compared to $30,000 for the three months ended March 31, 2015.  The provision for loan losses reflected historical and expected future loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended March 31, 2016 were $13,000 compared to net charge-offs of $15,000 for the three months ended March 31, 2015. Nonperforming loans to total loans at March 31, 2016 were 1.52% compared to 1.54% at December 31, 2015.  The allowance for loan losses to loans was 0.81% at March 31, 2016 compared to 0.79% at December 31, 2015.

Comparison of the Three Months Ended March 31, 2014 and 2013, Continued

Management considers the allowance for loan losses at March 31, 2016 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2016 decreased $47,000, or 10.1%, to $418,000 compared to $465,000 for the same period in 2015 as a result of a $62,000 decrease in the gain on loan sales and a $10,000 decrease in the gain on sale of foreclosed assets, partially offset by $26,000 in income from bank owned life insurance.  The decrease in the gain on loan sales was due to management’s and the Board’s decision to retain all mortgage loans in portfolio in order to increase interest income in the long-term, which also has the effect of reducing short-term fee income.  Management intends to continually review this strategy’s effect on the Bank’s interest-rate risk and recommend corrective action if deemed necessary.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2016 decreased $38,000, or 1.9%, as compared to the same period in 2015.  The largest decreases were in data processing services and telephone communications, offset slightly by an increase in professional fees.  The decrease in data processing services was primarily due to lower billings from migrating to a service bureau from an in-house processing core system, which was undertaken to avoid higher upgrade and cybersecurity costs in the future, and a decrease in third party interchange fees. The increase in professional fees was due to higher legal fees for Sunshine Financial, Inc. related to regulatory filings.

Income Taxes. For the three months ended March 31, 2016, we recorded an income tax benefit of $32,000 on a before tax loss of $123,000.  For the three months ended March 31, 2015, we recorded an income tax benefit of $46,000 on a before tax loss of $154,000.  Our effective tax benefit rate for the three months ended March 31, 2016 was 26.0% compared to 29.9% for the same time period in 2015.

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $15.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2016 the Company had $2.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.

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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the quarter ended March 31, 2016, cash provided by operating activities totaled $689,000.  Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $53,000 for the quarter ended March 31, 2016.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $4.0 million for the quarter ended March 31, 2016.
The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At March 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $428,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

 Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the quarter ended March 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments at March 31, 2016, is as follows (in thousands):
Unused lines of credit	$17,874
Commitments to extend credit	$355

Capital Resources
Sunshine Savings Bank is subject to minimum capital requirements imposed by the OCC.  Based on its capital levels at March 31, 2016, Sunshine Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the OCC.  At March 31, 2016, Sunshine Savings Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a common equity

Tier 1 ("CET1") capital ratio of 15.90% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 11.78% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 15.90%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of -1-6.71%, which is above the required level of 10.00%.  Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At December 31, 2015, stockholders’ equity at Sunshine Savings Bank totaled $19.1 million. Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2014 Form 10-K.

     Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c)  Nothing to report.

Item 3.     Defaults Upon Senior SecuritiesNothing to report.

Item 4.     Mine Safety Disclosures

Nothing to report.

Item 5.     Other Information

Nothing to report.

Item 6.	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: May 13, 2016	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2016	By:	/s/ Scott A. Swain
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