Form 10-Q
period 2016-06-30
Sunshine Financial Inc
filed 2016-08-11
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]
	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At August 11, 2016, there were issued and outstanding 1,031,898 shares of the issuer’s common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2016 and 2015 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Six-Month Periods Ended June 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six-Month Periods Ended June 30, 2016 and 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	36-37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)
	At June 30, 2016	At December 31, 2015
	(Unaudited)
Assets

Cash and due from banks	$3,901	1,773
Interest-bearing deposits with banks	10,380	9,089

Cash and cash equivalents	14,281	10,862

Securities held to maturity (fair value of $19,117 and $20,854)	18,886	21,063
Loans, net of allowance for loan losses of $925 and $895	119,212	113,422
Premises and equipment, net	4,515	4,591
Bank owned life insurance	3,124	3,075
Federal Home Loan Bank stock, at cost	376	348
Deferred income taxes	2,621	2,613
Accrued interest receivable	363	322
Foreclosed real estate	518	433
Other assets	1,044	1,099

Total assets	$164,940	157,828

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing deposit accounts	$30,651	28,211
Money-market deposit accounts	38,706	36,524
Savings accounts	45,488	41,717
Time deposits	21,849	24,018

Total deposits	136,694	130,470

Federal home loan bank advances	5,500	5,000
Official checks	436	526
Other liabilities	920	474

Total liabilities	143,550	136,470

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,031,898 and 1,030,898 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid in capital	7,353	7,285
Retained earnings	14,548	14,633
Unearned Employee Stock Ownership Plan shares	(521)	(570)

Total stockholders' equity	21,390	21,358

Total liabilities and stockholders’ equity	$164,940	157,828

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$1,469	$1,365	2,897	2,711
Securities	95	121	198	251
Other	13	5	25	12
Total interest income	1,577	1,491	3,120	2,974

Interest expense:
Deposit accounts	92	93	184	186
Federal home loan bank borrowings	4	-	9	-
Total interest expense	96	93	193	186

Net interest income	1,481	1,398	2,927	2,788

Provision for loan losses	45	50	90	80

Net interest income after provision for loan losses	1,436	1,348	2,837	2,708

Noninterest income:
Fees and service charges on deposit accounts	355	373	707	721
Gain on sale of loans	21	56	21	118
Gain on sale of foreclosed real estate	-	13	-	23
Gain on sale of land	-	451	-	451
Fees and charges on loans	40	45	76	83
Bank owned life insurance earnings	23	24	49	24
Other	46	9	49	16
Total noninterest income	485	971	902	1,436

Noninterest expenses:
Salaries and employee benefits	878	955	1,761	1,841
Occupancy and equipment	276	276	558	555
Data processing services	294	282	608	665
Professional fees	182	175	361	326
Federal Deposit Insurance Corporation insurance	32	31	63	61
Advertising and promotion	14	22	21	28
Stationery and supplies	23	23	37	40
Telephone and postage	26	32	52	73
Foreclosed real estate	6	27	21	44
Credit card expense	41	31	83	62
Other	135	189	283	327
Total noninterest expenses	1,907	2,043	3,848	4,022

Earnings (loss) before income taxes (benefit)	14	276	(109)	122

Income taxes (benefit)	8	117	(24)	71

Net earnings (loss)	$6	$159	(85)	51

Basic earnings (loss) per common share	$0.01	$0.16	(0.09)	0.05

Diluted earnings (loss) per common share	$0.01	$0.16	(0.09)	0.05

Cash dividends per common share	$-	$-	-	-

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

 ($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net earnings (unaudited)	-	-	-	51	-	51

Stock based compensation expense (unaudited)	-	-	105	-	-	105

Repurchase of common stock (unaudited)	(4,000)	-	(72)	-	-	(72)

Common stock allocated to ESOP participants (unaudited)	-	-	(40)	-	47	7

Balance, June 30, 2015 (unaudited)	1,090,110	$10	8,327	14,760	(618)	22,479

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(85)	-	(85)

Stock based compensation expense (unaudited)	-	-	102	-	-	102

Stock issued for options exercised (unaudited)	1,000		11			11

Common stock allocated to ESOP participants (unaudited)	-	-	(45)	-	49	4

Balance, June 30, 2016 (unaudited)	1,031,898	$10	7,353	14,548	(521)	21,390

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six-Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(85)	$51
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	186	188
Provision for loan losses	90	80
Deferred income taxes (benefit)	(8)	48
Net amortization of premiums/discounts on securities	22	25
Net amortization of deferred loan fees and costs	5	6
Bank owned life insurance earnings	(49)	(24)
Loans originated for sale	(642)	(5,875)
Proceeds from loans sold	663	5,737
Gain on sale of loans	(21)	(118)
ESOP compensation expense	4	7
Stock-based compensation expense	102	105
Increase in accrued interest receivable	(41)	(28)
Decrease (increase) in other assets	55	(40)
Gain on sale of foreclosed real estate	-	(23)
Write-down of foreclosed real estate	27	-
Gain on the sale of land	-	(451)
(Decrease) increase in official checks	(90)	15
Increase in other liabilities	446	444

Net cash provided by operating activities	664	147
Cash flows from investing activities:
Principal pay-downs on held-to-maturity securities	2,155	2,546
Purchase of bank owned life insurance	-	(3,000)
Net increase in loans	(5,983)	(2,340)
Net (purchases) sales of premises and equipment	(110)	501
Purchase of Federal Home Loan Bank stock	(28)	(6)
Proceeds from sale of foreclosed real estate	-	173
Capital improvements to foreclosed real estate	(14)	(14)

Net cash used in investing activities	(3,980)	(2,140)

Cash flows from financing activities:
Net increase in deposits	6,224	1,460
Increase in FHLB advances	500	-
Repurchase of common stock	-	(72)
Cash proceeds from stock options exercised	11	-

Net cash provided by financing activities	6,735	1,388

Increase (decrease) in cash and cash equivalents	3,419	(605)

Cash and cash equivalents at beginning of period	10,862	13,032

Cash and cash equivalents at end of period	$14,281	$12,427

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Interest	$193	$186

Noncash transaction-
Transfer from loans to foreclosed real estate	$98	$230

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation
Sunshine Financial, Inc. ("Sunshine Financial" or the "Holding Company"), a Maryland corporation, is the holding company for Sunshine Community Bank (the "Bank") and owns all the outstanding common stock of the Bank.

Sunshine Savings Bank and its holding company, Sunshine Financial, Inc. announced July 11, 2016 that the bank completed its conversion from a federal savings bank charter to a Florida state bank charter effective July 1, 2016.  As a result of the charter conversion, the Bank’s legal name changed.  The Bank now operates under the name Sunshine Community Bank.

The changes will have no effect on bank products or services, and deposits remain insured through the Federal Deposit Insurance Corporation.  As a Florida-chartered financial institution, the Florida Office of Financial Regulation is the primary regulator for the Bank.  Sunshine Savings Bank is also regulated by the Federal Deposit Insurance Corporation.  Sunshine Financial, Inc. will continue to be regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

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

These condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 8-03 of Regulation S-X and do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for a complete presentation of the Company's consolidated financial condition and results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission ("SEC") on March 29, 2016.

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and six-month periods ended June 30, 2016 should not be considered as indicative of results for a full year, or any other future period.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are determining the allowance for loan losses, accounting for deferred income taxes as well as the valuation of foreclosed assets.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company’s other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.  Early application will be permitted for all organizations.

In March 2016 the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Early adoption is permitted for any organization in any interim or annual period. The Company is in the process of determining the effect of the ASU on its consolidated balance sheet and consolidated statements of operations.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Recent Accounting Pronouncements (continued)

In June 2016, FASB issued Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments-Credit Losses (Topic 326).  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company. The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share

Earnings (loss) earnings per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three-months ended June 30, 2016, and the three- and six-months ended June 30, 2015, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the six-months ended June 30, 2016, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2016			2015
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ended June 30:
Basic EPS:
Net earnings	$6	942,100	$0.01	$159	988,269	$0.16
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		39,925			29,561

Diluted EPS:
Net earnings	$6	975,025	$0.01	$159	1,017,830	$0.16

	2016			2015
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Six Months Ended June 30:
Basic EPS:
Net (loss) earnings	$(85)	940,866	$(0.09)	$51	994,681	$0.05
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		-			30,239

Diluted EPS:
Net (loss) earnings	$(85)	940,866	$(0.09)	$51	1,024,920	$0.05

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2016
Agency mortgage-backed securities	$872	37	-	909
Agency collateralized mortgage obligations	18,014	246	(52)	18,208

Total	$18,886	283	(52)	19,117

At December 31, 2015
Agency mortgage-backed securities	1,086	42	-	1,128
Agency collateralized mortgage obligations	19,977	27	(278)	19,726

Total	$21,063	69	(278)	20,854

There were no securities pledged at June 30, 2016 or December 31, 2015.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2016:
Collateralized mortgage obligations	$(5)	1,110	(47)	3,611

At December 31, 2015:
Collateralized mortgage obligations	$(94)	8,332	(184)	5,839

At June 30, 2016 the unrealized losses on eight securities were considered by management to be attributable to changes in market interest rates, and not to credit risk on the part of the issuer. Accordingly, if market interest rates were to decline, much or the entire decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Real estate mortgage loans:
One-to four-family	$49,314	46,293
Commercial real estate	46,953	43,419
Construction and lot	4,953	5,175

Total real estate loans	101,220	94,887

Commercial loans	1,572	1,177

Consumer loans:
Home equity	7,151	7,609
Automobile	3,269	3,321
Credit cards and unsecured	5,789	6,100
Other	1,236	1,312

Total consumer loans	17,445	18,342

Total loans	120,237	114,406

Deduct
Loans in process	27	43
Deferred fees and discounts	(127)	(132)
Allowance for loan losses	(925)	(895)

Total loans, net	$119,212	113,422

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company has divided the loan portfolio into three portfolio segments and eight classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of three classes: One- to four-family, Commercial real estate and Construction and lot loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family, owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to residential real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

Commercial Loans.  Commercial loans are comprised of non-real estate secured and unsecured loans.  The Company offers these commercial loans generally to its commercial real estate borrowers.

Consumer Loans.  Consumer loans are comprised of four classes: Home Equity, Automobile, Credit cards and unsecured, and Other.  The Company offers a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by deposit accounts.  The Company also offers unsecured consumer loans including a credit card product.  The Company originates its consumer loans primarily in its market area.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended June 30, 2016:
Beginning balance	$471	28	356	72	927
Provision (credit) for loan loss	22	(1)	35	(11)	45
Charge-offs	(14)	-	(53)	-	(67)
Recoveries	2	-	18	-	20
Ending balance	$481	27	356	61	925

Three Months Ended June 30, 2015:
Beginning balance	$733	16	326	27	1,102
Provision (credit) for loan loss	(229)	(3)	308	(26)	50
Charge-offs	-	-	(279)	-	(279)
Recoveries	11	-	24	-	35
Ending balance	$515	13	379	1	908

Six Months Ended June 30, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	(12)	17	25	60	90
Charge-offs	(14)	-	(90)	-	(104)
Recoveries	4	-	40	-	44
Ending balance	$481	27	356	61	925

Six Months Ended June 30, 2015:
Beginning balance	$708	10	296	73	1,087
Provision (credit) for loan loss	(204)	3	353	(72)	80
Charge-offs	-	-	(308)	-	(308)
Recoveries	11	-	38	-	49
Ending balance	$515	13	379	1	908

At June 30, 2016:
Individually evaluated for impairment:
Recorded investment	$2,585	-	182	-	2,767

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$98,635	1,572	17,263	-	117,470

Balance in allowance for loan losses	$437	27	328	61	853

At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$2,728	-	221	-	2,949

Balance in allowance for loan losses	$73	-	33	-	106
Collectively evaluated for impairment:
Recorded investment	$92,159	1,177	18,121	-	111,457

Balance in allowance for loan losses	$430	10	348	1	789

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four	Commercial Real	Constru- ction and	Comme-	Home	Auto-	Credit Cards and
Assigned Grade:	Family	Estate	Lot	rcial	Equity	mobile	Unsecured	Other	Total
At June 30, 2016:
Grade:
Pass	$45,304	46,953	4,934	1,572	6,839	3,256	5,746	1,153	115,757
Special mention	168	-	19	-	-	-	17	-	204
Substandard	3,842	-	-	-	312	13	26	83	4,276
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$49,314	46,953	4,953	1,572	7,151	3,269	5,789	1,236	120,237

At December 31, 2015:
Grade:
Pass	41,995	43,419	5,154	1,177	7,221	3,311	6,068	1,228	109,573
Special mention	419	-	21	-	23	-	-	1	464
Substandard	3,879	-	-	-	365	10	32	83	4,369
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$46,293	43,419	5,175	1,177	7,609	3,321	6,100	1,312	114,406

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2016:
Real estate loans:
One-to four-family	$375	261	-	636	47,469	1,209	49,314
Commercial real estate	-	-	-	-	46,953	-	46,953
Construction and lot	-	18	-	18	4,935	-	4,953
Commercial loans	-	-	-	-	1,572	-	1,572
Consumer loans:
Home equity	161	-	-	161	6,757	233	7,151
Automobile	34	5	-	39	3,222	8	3,269
Credit cards and unsecured	71	10	24	105	5,658	26	5,789
Other	-	-	-	-	1,153	83	1,236

Total	$641	294	24	959	117,719	1,559	120,237

At December 31, 2015:
Real estate loans:
One-to four-family	698	419	-	1,117	43,832	1,344	46,293
Commercial real estate	-	-	-	-	43,419	-	43,419
Construction and lot	-	21	-	21	5,154	-	5,175
Commercial loans	-	-	-	-	1,177	-	1,177
Consumer loans:
Home equity	77	51	-	128	7,192	289	7,609
Automobile	22	-	-	22	3,289	10	3,321
Credit cards and unsecured	54	-	7	61	6,007	32	6,100
Other	4	1	-	5	1,224	83	1,312

Total	$855	492	7	1,354	111,294	1,758	114,406

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related
	Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2016:
Real estate loans:
One-to four-family	$2,006	2,058	579	595	44	2,585	2,653	44
Consumer loans:
Home equity	145	161	37	46	28	182	207	28

	$2,151	2,219	616	641	72	2,767	2,860	72

At December 31, 2015:
Real estate loans:
One-to four-family	$1,552	1,604	1,176	1,193	73	2,728	2,797	73
Consumer loans:
Home equity	56	71	165	174	33	221	245	33

	$1,608	1,675	1,341	1,367	106	2,949	3,042	106

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):
	Three Months Ended June 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,585	38	39	2,946	32	28
Consumer loans:
Home equity	183	4	5	251	3	2

Total	$2,768	42	44	$3,197	35	30

	Six Months Ended June 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,594	76	77	2,953	57	57
Consumer loans:
Home equity	186	7	8	274	6	6

Total	$2,780	83	85	$3,227	63	63

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three and six months ended June 30, 2016 or 2015. The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.

6.  Lines of Credit
The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $16.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2016, the Company had $5.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.  At December 31, 2015, the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39%.  At June 30, 2016 and December 31, 2015, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2016 (in thousands):

Contract
Amount
Unused lines of credit	$18,731

Commitments to extend credit	$50
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$14,281	14,281	1	10,862	10,862	1
Securities held to maturity	18,886	19,117	2	21,063	20,854	2
Loans	119,212	120,175	3	113,422	113,558	3
Federal Home Loan Bank stock	376	376	3	348	348	3
Accrued interest receivable	363	363	3	322	322	3

Financial liabilities:
Deposits	136,694	133,383	3	130,470	126,230	3
Federal Home Loan Bank
advances	5,500	5,500	3	5,000	5,000	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2015 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $2,000 for the three-months ended June 30, 2016 and $4,000 for the three-months ended June 30, 2015.  The ESOP expense was $4,000 for the six-months ended June 30, 2016 and $7,000 for the six-months ended June 30, 2015.  At June 30, 2016 and 2015, there were 47,008 and 56,883 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan
In 2012, the stockholders approved the Company’s 2012 Equity Incentive Plan (“Plan”). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2014	84,000	$11.70

Outstanding at June 30, 2015	84,000	$11.70	7.64 years

Outstanding at December 31, 2015	81,500	11.62
Exercised	(1,000)	10.75

Outstanding at June 30, 2016	80,500	$11.63	6.63 years

Exercisable at June 30, 2016	10,000	$10.75	6.45 years	$84,000

At June 30, 2016, there was approximately $74,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of forty months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for the three-months ended June 30, 2016 and $12,000 for the same period in 2015.   The total fair value of shares vesting and recognized as compensation expense was $23,000 for the six-months ended June 30, 2016 and $24,000 for the same period in 2015.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan, Continued
The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for the three-months ended June 30, 2016 and 2015. Compensation expense for restricted stock totaled $79,000 for the six-months ended June 30, 2016 and $81,000 for the six-months ended June 30, 2015. The income tax benefit recognized was $15,000 for the three months ended June 30, 2016 and 2015 and $30,000 for the six months ended June 30, 2016 and $31,000 for the six months ended June 30, 2015.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2014	38,000	$16.91

Outstanding at June 30, 2015	38,000	$16.91

Outstanding at December 31, 2015	28,700	16.92

Outstanding at June 30, 2016	28,700	$16.92

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $378,000 at June 30, 2016.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11. Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses
						Recorded
	Fair				Total	During the
	Value	Level 1	Level 2	Level 3	Losses	Period
At June 30, 2016:
One-to four-family	$579	-	-	579	61	-
Home equity	37	-	-	37	37	-

Total	$616	-	-	616	98	-

At December 31, 2015:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At June 30, 2016:
Foreclosed real estate	$518	-	-	518	130	27

At December 31, 2015:
Foreclosed real estate	$433	-	-	433	103	-

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

On June 30, 2016, the Bank was subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.  On July 1, 2016, the Bank converted to a State of Florida commercial bank, and is now subject to the same regulatory minimum capital requirements.

At June 30, 2016, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank’s policy is to maintain a “well-capitalized” status under the capital categories of the OCC. Based on capital levels at June 30, 2016, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2016:
Total Capital to Risk-
Weighted Assets	$19,189	16.20%	$9,474	8.00%	$11,843	10.00%
Tier I Capital to Risk-
Weighted Assets	18,264	15.42	7,106	6.00	9,474	8.00
Tier I Capital
to Total Assets	18,264	11.94	6,119	4.00	7,648	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,264	15.42	5,329	4.50	7,698	6.50

At December 31, 2015:
Total Capital to Risk-
Weighted Assets	$19,117	17.03%	$8,978	8.00%	$11,222	10.00%
Tier I Capital to Risk-
Weighted Assets	18,222	16.24	6,733	6.00	8,978	8.00
Tier I Capital
to Total Assets	18,222	12.56	5,803	4.00	7,253	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,222	16.24	5,050	4.50	7,295	6.50

In addition to the minimum CET 1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET 1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters (continued)

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

Sunshine Savings Bank and its holding company, Sunshine Financial, Inc. announced July 11, 2016 that the bank completed its conversion from a federal savings bank charter to a Florida state bank charter effective July 1, 2016.  As a result of the charter conversion, the Bank’s legal name changed.  The Bank now operates under the name Sunshine Community Bank.

The changes will have no effect on bank products or services, and deposits remain insured through the Federal Deposit Insurance Corporation.  As a Florida-chartered financial institution, the Florida Office of Financial Regulation will be the primary regulator for the Bank.  Sunshine Financial, Inc. will continue to be regulated by the Federal Reserve.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General (continued)

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
Comparison of Financial Condition at June 30, 2016 and December 31, 2015

General.  Total assets increased $7.1 million, or 4.5%, to $164.9 million at June 30, 2016 from $157.8 million at December 31, 2015 primarily funded by a $6.2 million increase in deposits, a $500,000 increase in Federal Home Loan Bank advances and a $2.2 million decrease in securities held to maturity. The composition of total assets changed during the six months ended June 30, 2016 reflecting a $3.4 million increase in cash and cash equivalents and a $5.8 million increase in net loans.

Loans.  Our net loan portfolio increased $5.8 million, to $119.2 million at June 30, 2016 from $113.4 million at December 31, 2015.  The increase in loans was primarily due to a $6.3 million increase in total real estate loans, partially offset by decreases in consumer loans.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2016 was $925,000, or 0.78% of loans, compared to $895,000, or 0.79% of loans, at December 31, 2015.  Nonperforming loans declined to $1.6 million at June 30, 2016 from $1.8 million December 31, 2015.  Nonperforming loans to total loans decreased to 1.30% at June 30, 2016 from 1.54% at December 31, 2015 as a result of both the decline in nonperforming loans and the increase in our loan portfolio.

Deposits.  Total deposits increased $6.2 million, or 4.8%, to $136.7 million at June 30, 2016 from $130.5 million at December 31, 2015.  This increase was primarily due to increases in noninterest bearing deposits, money-market deposit accounts and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity increased $32,000 to $21.4 million at June 30, 2016.  This increase was primarily due to stock-based compensation of $102,000, partially offset by a net loss of $85,000 for the six-months ended June 30, 2016.

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

	Three Months Ended June 30,
	2016				2015
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$116,901		$1,469	5.03%	$103,885		$1,365	5.26%
Securities held to maturity	19,559		95	1.94	24,446		121	1.98
Other interest-earning assets (2)	6,910		13	0.75	8,373		5	0.24

Total interest-earning assets	143,370		1,577	4.40	136,704		1,491	4.36

Noninterest-earning assets	15,278				14,122

Total assets	$158,648				$150,826

Interest-bearing liabilities:
MMDA and statement savings	82,835		65	0.31	76,497		62	0.32
Time deposits	22,504		27	0.48	25,890		31	0.48
FHLB advances	3,725		4	0.43	-		-	-

Total interest-bearing liabilities	109,064		96	0.35	102,387		93	0.36

Noninterest-bearing liabilities	28,227				25,851
Equity	21,357				22,588

Total liabilities and equity	$158,648				$150,826

Net interest income			$1,481				$1,398

Net interest rate spread (3)				4.06%				4.00%

Net interest margin (4)				4.13%				4.09%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2016				2015
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$115,250		$2,897	5.03%	$103,385		$2,711	5.25%
Securities held to maturity	20,080		198	1.97	24,867		251	2.02
Other interest-earning assets (2)	7,228		25	0.69	8,399		12	0.29

Total interest-earning assets	142,558		3,120	4.38	136,651		2,974	4.35

Noninterest-earning assets	15,236				13,420

Total assets	$157,794				$150,071

Interest-bearing liabilities:
MMDA and statement savings	81,333		130	0.32	76,019		122	0.32
Time deposits	23,029		54	0.48	26,098		64	0.49
FHLB advances	4,270		9	0.42	-		-

Total interest-bearing liabilities	108,632		193	0.36	102,117		186	0.36

Noninterest-bearing liabilities	27,812				25,450
Equity	21,350				22,504

Total liabilities and equity	$157,794				$150,071

Net interest income			$2,927				$2,788

Net interest rate spread (3)				4.02%				3.99%

Net interest margin (4)				4.11%				4.08%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.34	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2016 and 2015

General. Net earnings for the three months ended June 30, 2016 was $6,000 compared to net income of $159,000 for the three months ended June 30, 2015, resulting in an annualized return on average assets of 0.02% for the three months ended June 30, 2016 and 0.42% for the three months ended June 30, 2015.  The decrease in net earnings was due primarily to a decrease in our noninterest income, slightly offset by an increase in net interest income and decreases in noninterest expense.

Net Interest Income.  Net interest income increased $83,000, or 5.9%, and was $1.5 million for the three months ended June 30, 2016 compared to $1.4 million for the three months ended June 30, 2015. The increase was primarily due to an $86,000 increase in interest income, partially offset by a $3,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by a decrease in our average yield on loans.  Our net interest rate spread increased to 4.06% for the three months ended June 30, 2016 from 4.00% for the same period in 2015, while our net interest margin increased to 4.13% at June 30, 2016 from 4.09% at June 30, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2016 decreased to 1.31x, from 1.34x for the three months ended June 30, 2015.

Interest Income. Interest income for the three months ended June 30, 2016 increased $86,000, or 5.8%, to $1.6 million compared to the three month period ended June 30, 2015.  The increase in interest income for the three months ended June 30, 2016 was primarily due to a $13.0 million increase in average loans outstanding during the three months ended June 30, 2016 compared to the three months ended 2015, partially offset by a 23 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $116.9 million for the three months ended June 30, 2016, from $103.9 million for the same period in 2015.  The average rate on loans receivable decreased to 5.03% for the three months ended June 30, 2016 compared to 5.26% for the three months ended June 30, 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 increased $3,000, or 3.2% to $96,000 from $93,000 for the same period ended June 30, 2015.  The increase in interest expense for the three months ended June 30, 2016 was primarily due to the cost of $3.7 million in average outstanding FHLB advances compared to none during the same period in 2015.  The total cost of interest-bearing liabilities for the three months ended June 30, 2016 was 0.35% compared to 0.36% for the three months ended June 30, 2015.

Provision for Loan Losses.  We recorded a provision for loan losses of $45,000 for the three months ended June 30, 2016 compared to $50,000 for the three months ended June 30, 2015.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended June 30, 2016 were $47,000 compared to net charge-offs of $244,000 for the three months ended June 30, 2015. Nonperforming loans to total loans at June 30, 2016 were 1.30% compared to 1.54% at December 31, 2015.  The allowance for loan losses to loans was 0.78% at June 30, 2016 compared to 0.79% at December 31, 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2015 and 2014, Continued

Management considers the allowance for loan losses at June 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2016 decreased $486,000, or 50.1%, to $485,000 compared to $971,000 for the same period in 2015 as a result of a $451,000 decrease in the gain on the sale of land.  The decrease in the sale of land was due to a one-time sale of land next to the home office. In addition, noninterest income decreased due to a $35,000 decrease in the gain on loan sales, an $18,000 decrease in fees and service charges on deposit accounts and a $13,000 decrease in the gain on sale of foreclosed assets, partially offset by a $37,000 increase in other income.    The decrease in the gain on loan sales was due to management’s and the Board’s decision to retain all conventional mortgage loans originated in portfolio in order to increase interest income in the long-term, which also has the effect of reducing short-term fee income.  Management intends to continually review this strategy’s effect on the Bank’s interest-rate risk and recommend corrective action if deemed necessary.  The increase in other income was due to the sale of stock invested in a credit union service organization.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2016 decreased $136,000, or 6.7%, as compared to the same period in 2015.  The largest decreases were in salaries and employee benefits, foreclosed real estate expenses and other expense, offset slightly by increases in data processing services and professional fees. The decrease in salaries and employee benefits was primarily due to a reduction of nine full time equivalent employees in 2016 from 2015.  The increase in professional fees was due to higher legal fees for Sunshine Financial, Inc. related to regulatory filings associated with the recent charter change to a Florida-chartered commercial bank.

Income Taxes. For the three months ended June 30, 2016, we recorded income taxes of $8,000 on a before tax earnings of $14,000.  For the three months ended June 30, 2015, we recorded income taxes of $117,000 on before tax earnings of $276,000.  Our effective tax rate for the three months ended June 30, 2016 was 57.1% compared to 42.4% for the same time period in 2015

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2016 and 2015

General. Net loss for the six months ended June 30, 2016 was $85,000 compared to net earnings of $51,000 for the six months ended June 30, 2015, resulting in an annualized return on average assets of (0.11)% for the six months ended June 30, 2016 and 0.07% for the six months ended June 30, 2015.  The decrease in net earnings was due primarily to a decrease in our noninterest income, slightly offset by an increase in net interest income and decreases in noninterest expense.

Net Interest Income.  Net interest income increased $139,000, or 5.0%, and was $2.9 million for the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2015. The increase was primarily due to a $146,000 increase in interest income, partially offset by a $7,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, partially offset by a decrease in our average yield on loans.  Our net interest rate spread increased to 4.02% for the six months ended June 30, 2016 from 3.99% for the same period in 2015, while our net interest margin increased to 4.11% at June 30, 2016 from 4.08% at June 30, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2016 decreased to 1.31x, from 1.34x for the six months ended June 30, 2015.

Interest Income. Interest income for the six months ended June 30, 2016 increased $146,000, or 4.9%, to $3.1 million compared to the six month period ended June 30, 2015.  The increase in interest income for the six months ended June 30, 2016 was primarily due to an $11.9 million increase in average loans outstanding during the six months ended June 30, 2016 compared to the six months ended 2015, partially offset by a 22 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $115.3 million for the six months ended June 30, 2016, from $103.4 million for the same period in 2015.  The average rate on loans receivable decreased to 5.03% for the six months ended June 30, 2016 compared to 5.25% for the six months ended June 30, 2015.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased $7,000, or 3.8% to $193,000 from $186,000 for the same period ended June 30, 2015.  The increase in interest expense for the six months ended June 30, 2016 was primarily due to the cost of $4.3 million in average outstanding FHLB advances compared to none during the same period in 2015.  The total cost of interest-bearing liabilities for both the six months ended June 30, 2016 and June 30, 2015 was 0.36%.

Provision for Loan Losses.  We recorded a provision for loan losses of $90,000 for the six months ended June 30, 2016 compared to $80,000 for the six months ended June 30, 2015.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the six months ended June 30, 2016 were $60,000 compared to net charge-offs of $259,000 for the six months ended June 30, 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2016 and 2015, Continued

Noninterest Income. Noninterest income for the six months ended June 30, 2016 decreased $534,000, or 37.2%, to $902,000 compared to $1.4 million for the same period in 2015 primarily as a result of a $451,000 decrease in gain on the sale of land due to the one-time sale of land next to the home office in 2015. In addition, noninterest income decreased due to a $97,000 decrease in the gain on loan sales and a $23,000 decrease in the gain on sale of foreclosed assets, partially offset by a $25,000 increase in income from bank owned life insurance and a $33,000 increase in other income.  The decrease in the gain on loan sales was due to management’s and the Board’s decision to retain all mortgage loans in portfolio in order to increase interest income in the long-term, which also has the effect of reducing short-term fee income.  Management intends to continually review this strategy’s effect on the Bank’s interest-rate risk and recommend corrective action if deemed necessary.  Income from bank owned life insurance, which insurance was purchased in April 2015, increased due to receipt of income for the entire six months ended June 30, 2016 compared to only a portion of the six months ended June 30, 2015.  The increase in other income was due to the sale of stock invested in a credit union service organization.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2016 decreased $174,000, or 4.3%, as compared to the same period in 2015.  The largest decreases were in salaries and employee benefits, data processing services, and foreclosed real estate expenses, offset slightly by an increase in professional fees.  The decrease in salaries and employee benefits was primarily due to a reduction of nine full time equivalent employees in 2016 from 2015.  The increase in professional fees was due to higher legal fees for Sunshine Financial, Inc. related to regulatory filings associated with the recent charter change to a Florida-chartered commercial bank.

Income Taxes. For the six months ended June 30, 2016, we recorded an income tax benefit of $24,000 on a before tax loss of $109,000.  For the six months ended June 30, 2015, we recorded income taxes of $71,000 on before tax earnings of $122,000.  Our effective tax benefit rate for the six months ended June 30, 2016 was 22.0% compared to an effective tax rate of 58.2% for the same time period in 2015.

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $2.5 million with a correspondent bank and a $16.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2016 the Company had $5.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.
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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the six months ended June 30, 2016, net cash provided by operating activities totaled $664,000.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $4.0 million for the six months ended June 30, 2016.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $6.7 million for the six months ended June 30, 2016.
The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $382,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  For the six months ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments at June 30, 2016, is as follows (in thousands):
Unused lines of credit	$18,734
Commitments to extend credit	$55

Capital Resources
On June 30, 2016, the Bank was subject to minimum capital requirements imposed by the OCC. On July 1, 2016, the Bank converted to a State of Florida commercial bank, and is now subject to the same regulatory minimum capital requirements. At June 30, 2016, the Bank exceeded all regulatory capital requirements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a “well-capitalized” status under the capital categories of the Bank regulations.  At June 30, 2016, Sunshine Savings Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a common equity Tier 1 ("CET1") capital ratio of 15.42% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 11.94% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 15.42%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 16.2%, which is above the required level of 10.00%.

Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At June 30, 2016, stockholders’ equity at Sunshine Savings Bank totaled $[19.1] million. Management monitors the capital levels of Sunshine Savings Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well-capitalized” institutions.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2015 Form 10-K.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: August 11, 2016	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2016	By:	/s/ Scott A. Swain
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