Form 10-Q
period 2016-09-30
Sunshine Financial Inc
filed 2016-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
At November 14, 2016, there were issued and outstanding 1,031,898 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2016 and 2015 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Nine-Month Periods Ended September 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine-Month Periods Ended September 30, 2016 and 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	36

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share information)
	At September 30, 2016	At December 31, 2015
	(Unaudited)
Assets

Cash and due from banks	$2,031	1,773
Interest-bearing deposits with banks	11,766	9,089

Cash and cash equivalents	13,797	10,862

Securities held to maturity (fair value of $17,887 and $20,854)	17,698	21,063
Loans, net of allowance for loan losses of $892 and $895	123,439	113,422
Premises and equipment, net	4,488	4,591
Bank owned life insurance	3,148	3,075
Federal Home Loan Bank stock, at cost	376	348
Deferred income taxes	2,603	2,613
Accrued interest receivable	367	322
Foreclosed real estate	426	433
Other assets	983	1,099

Total assets	$167,325	157,828

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$30,847	28,211
Money-market deposit accounts	40,608	36,524
Savings accounts	45,983	41,717
Time deposits	21,181	24,018

Total deposits	138,619	130,470

Federal home loan bank advances	5,500	5,000
Official checks	565	526
Other liabilities	1,165	474

Total liabilities	145,849	136,470

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,031,898 and 1,030,898 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid in capital	7,379	7,285
Retained earnings	14,583	14,633
Unearned Employee Stock Ownership Plan shares	(496)	(570)

Total stockholders' equity	21,476	21,358

Total liabilities and stockholders' equity	$167,325	157,828

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$1,492	1,371	4,389	4,081
Securities	88	116	286	367
Other	13	5	38	18
Total interest income	1,593	1,492	4,713	4,466

Interest expense:
Deposit accounts	95	94	278	281
Federal home loan bank borrowings	6	-	15	-
Total interest expense	101	94	293	281

Net interest income	1,492	1,398	4,420	4,185

Provision for loan losses	45	45	135	125

Net interest income after provision for loan losses	1,447	1,353	4,285	4,060

Noninterest income:
Fees and service charges on deposit accounts	357	369	1,064	1,090
Gain on sale of loans	15	9	39	128
Gain on sale of foreclosed real estate	14	-	14	23
Gain on sale of land	-	-	-	451
Fees and charges on loans	39	24	115	107
Bank owned life insurance earnings	24	26	73	50
Other	37	12	83	27
Total noninterest income	486	440	1,388	1,876

Noninterest expenses:
Salaries and employee benefits	829	948	2,590	2,789
Occupancy and equipment	262	298	820	853
Data processing services	307	314	916	979
Professional fees	172	185	533	512
Federal Deposit Insurance Corporation insurance	31	32	94	93
Advertising and promotion	43	23	64	51
Stationery and supplies	17	13	55	53
Telephone and postage	26	34	78	107
Foreclosed real estate	15	13	36	57
Credit card expense	41	31	124	93
Other	139	141	421	463
Total noninterest expenses	1,882	2,032	5,731	6,050

Earnings (loss) before income taxes (benefit)	51	(239)	(58)	(114)

Income taxes (benefit)	16	(118)	(8)	(46)

Net earnings (loss)	$35	(121)	(50)	(68)

Basic earnings (loss) per common share	$0.04	(0.12)	(0.05)	(0.07)

Diluted earnings (loss) per common share	$0.04	(0.12)	(0.05)	(0.07)

Cash dividends per common share	$-	-	-	-

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

 ($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss (unaudited)	-	-	-	(68)	-	(68)

Stock based compensation expense (unaudited)	-	-	150	-	-	150

Repurchase of common stock (unaudited)	(11,800)	-	(213)	-	-	(213)

Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants (unaudited)	-	-	(60)	-	71	11

Balance, September 30, 2015(unaudited)	1,082,310	$10	8,211	14,641	(594)	22,268

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(50)	-	(50)

Stock based compensation expense (unaudited)	-	-	152	-	-	152

Stock issued for options exercised (unaudited)	1,000	-	11	-	-	11

Common stock allocated to ESOP participants (unaudited)	-	-	(69)	-	74	5

Balance, September 30, 2016 (unaudited)	1,031,898	$10	7,379	14,583	(496)	21,476

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine-Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(50)	(68)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	271	288
Provision for loan losses	135	125
Deferred income taxes (benefit)	10	(60)
Net amortization of premiums/discounts on securities	34	36
Net amortization of deferred loan fees and costs	90	13
Bank owned life insurance earnings	(73)	(50)
Loans originated for sale	(1,085)	(6,102)
Proceeds from loans sold	1,124	6,254
Gain on sale of loans	(39)	(128)
ESOP compensation expense	5	11
Stock-based compensation expense	152	150
Increase in accrued interest receivable	(45)	(3)
Decrease (increase) in other assets	116	(4)
Gain on sale of foreclosed real estate	(14)	(23)
Write-down of foreclosed real estate	27	-
Gain on the sale of land	-	(451)
Increase (decrease) in official checks	39	(42)
Increase in other liabilities	691	542

Net cash provided by operating activities	1,388	488
Cash flows from investing activities:
Principal pay-downs on held-to-maturity securities	3,331	3,831
Purchase of bank owned life insurance	-	(3,000)
Net increase in loans	(10,340)	(5,946)
Net (purchases) sales of premises and equipment	(168)	414
Purchase of Federal Home Loan Bank stock	(28)	(6)
Proceeds from sale of foreclosed real estate	106	176
Capital improvements to foreclosed real estate	(14)	(14)

Net cash used in investing activities	(7,113)	(4,545)

Cash flows from financing activities:
Net increase in deposits	8,149	967
Increase in Federal Home Loan Bank advances	500	-
Repurchase of common stock	-	(213)
Cash proceeds from stock options exercised	11	-

Net cash provided by financing activities	8,660	754

Increase (decrease) in cash and cash equivalents	2,935	(3,303)

Cash and cash equivalents at beginning of period	10,862	13,032

Cash and cash equivalents at end of period	$13,797	9,729

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$293	281

Noncash transaction-
Transfer from loans to foreclosed real estate	$98	456

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

Sunshine Community Bank and its holding company, Sunshine Financial, Inc. announced July 11, 2016 that the Bank completed its conversion from a federal savings bank charter to a Florida state bank charter effective July 1, 2016.  As a result of the charter conversion, the Bank's legal name changed to Sunshine Community Bank.

The changes had no effect on bank products or services, and deposits remain insured through the Federal Deposit Insurance Corporation.  As a Florida-chartered financial institution, the Florida Office of Financial Regulation is the primary regulator for the Bank.  Sunshine Community Bank is also regulated by the Federal Deposit Insurance Corporation.  Sunshine Financial, Inc. continues to be regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the financial statements not misleading and for a fair representation of the results of operations for such periods.  The results for the three- and nine-month periods ended September 30, 2016 should not be considered as indicative of results for a full year, or any other future period.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ from these estimates. Material estimates that are particularly susceptible to change in the near term are determining the allowance for loan losses, accounting for deferred income taxes as well as the valuation of foreclosed real estate.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  RECENT ACCOUNTING PRONOUNCEMENTS
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2017.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.  Early application will be permitted for all organizations.

In March 2016 the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718) intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Early adoption is permitted for any organization in any interim or annual period. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheet and consolidated statements of operations.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share

Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three-months ended September 30, 2016, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the three-months ended September 30, 2015 and the nine-months ended September 30, 2015 and 2016, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2016			2015
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Three-Months Ended September 30:
Basic EPS:
Net earnings (loss)	$35	944,569	$0.04	$(121)	987,627	$(0.12)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		32,921			-

Diluted EPS:
Net earnings (loss)	$35	977,490	$0.04	$(121)	987,627	$(0.12)

Nine-Months Ended September 30:
Basic EPS:
Net loss	$(50)	942,100	$(0.05)	$(68)	987,445	$(0.07)
Diluted EPS:
Net loss	$(50)	942,100	$(0.05)	$(68)	987,445	$(0.07)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2016
Agency mortgage-backed securities	$781	36	-	817
Agency collateralized mortgage obligations	16,917	208	(55)	17,070

Total	$17,698	244	(55)	17,887

At December 31, 2015
Agency mortgage-backed securities	1,086	42	-	1,128
Agency collateralized mortgage obligations	19,977	27	(278)	19,726

Total	$21,063	69	(278)	20,854

There were no securities pledged at September 30, 2016 or December 31, 2015.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At September 30, 2016:
Agency Collateralized mortgage obligations	$-	-	(55)	4,396

At December 31, 2015:
Agency Collateralized mortgage obligations	$(94)	8,332	(184)	5,839

At September 30, 2016 the unrealized losses on eight securities were considered by management to be attributable to changes in market interest rates, and not to credit risk on the part of the issuer. Accordingly, if market interest rates were to decline, much or the entire decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Real estate mortgage loans:
One-to four-family	$52,603	46,293
Commercial real estate	48,650	43,419
Construction and lot	3,747	5,175

Total real estate loans	105,000	94,887

Commercial loans	1,780	1,177

Consumer loans:
Home equity	7,152	7,609
Automobile	3,234	3,321
Credit cards and unsecured	5,810	6,100
Other	1,232	1,312

Total consumer loans	17,428	18,342

Total loans	124,208	114,406

Add (deduct)
Loans in process	165	43
Deferred fees and discounts	(42)	(132)
Allowance for loan losses	(892)	(895)

Total loans, net	$123,439	113,422

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three-Months Ended September 30, 2016:
Beginning balance	$481	27	356	61	925
Provision (credit) for loan loss	59	14	33	(61)	45
Charge-offs	(53)	-	(42)	-	(95)
Recoveries	9	-	8	-	17
Ending balance	$496	41	355	-	892
Three-Months Ended September 30, 2015:
Beginning balance	$515	13	379	1	908
Provision (credit) for loan loss	5	1	40	(1)	45
Charge-offs	(5)	-	(64)	-	(69)
Recoveries	1	-	25	-	26
Ending balance	$516	14	380	-	910
Nine-Months Ended September 30, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	46	31	59	(1)	135
Charge-offs	(67)	-	(132)	-	(199)
Recoveries	14	-	47	-	61
Ending balance	$496	41	355	-	892
Nine -Months Ended September 30, 2015:
Beginning balance	$708	10	296	73	1,087
Provision (credit) for loan loss	(198)	4	392	(73)	125
Charge-offs	(5)	-	(372)	-	(377)
Recoveries	11	-	64	-	75
Ending balance	$516	14	380	-	910

At September 30, 2016:
Individually evaluated for impairment:
Recorded investment	$2,571	-	179	-	2,750
Balance in allowance for loan losses	$45	-	28	-	73
Collectively evaluated for impairment:
Recorded investment	$102,429	1,780	17,249	-	121,458
Balance in allowance for loan losses	$451	41	327	-	819
At December 31, 2015:
Individually evaluated for impairment:
Recorded investment	$2,728	-	221	-	2,949
Balance in allowance for loan losses	$73	-	33	-	106
Collectively evaluated for impairment:
Recorded investment	$92,159	1,177	18,121	-	111,457
Balance in allowance for loan losses	$430	10	348	1	789

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk
Profile by Internally	One to Four	Commercial Real	Constru- ction and	Comme-	Home	Auto-	Credit Cards and
Assigned Grade:	Family	Estate	Lot	rcial	Equity	mobile	Unsecured	Other	Total
At September 30, 2016:
Grade:
Pass	$49,961	48,650	3,702	1,780	6,743	3,208	5,767	1,149	120,960
Special mention	89	-	28	-	76	4	8	-	205
Substandard	2,553	-	17	-	333	22	35	83	3,043
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$52,603	48,650	3,747	1,780	7,152	3,234	5,810	1,232	124,208

At December 31, 2015:
Grade:
Pass	41,995	43,419	5,154	1,177	7,221	3,311	6,068	1,228	109,573
Special mention	419	-	21	-	23	-	-	1	464
Substandard	3,879	-	-	-	365	10	32	83	4,369
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$46,293	43,419	5,175	1,177	7,609	3,321	6,100	1,312	114,406

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2016:
Real estate loans:
One-to four-family	$522	182	-	704	50,582	1,317	52,603
Commercial real estate	-	-	-	-	48,650	-	48,650
Construction and lot	61	-	-	61	3,686	-	3,747
Commercial loans	-	-	-	-	1,781	-	1,781
Consumer loans:
Home equity	37	76	-	113	6,811	228	7,152
Automobile	4	-	-	4	3,208	22	3,234
Credit cards and unsecured	12	188	18	218	5,557	35	5,810
Other	7	-	-	7	1,142	82	1,231

Total	$643	446	18	1,107	121,417	1,684	124,208

At December 31, 2015:
Real estate loans:
One-to four-family	698	419	-	1,117	43,832	1,344	46,293
Commercial real estate	-	-	-	-	43,419	-	43,419
Construction and lot	-	21	-	21	5,154	-	5,175
Commercial loans	-	-	-	-	1,177	-	1,177
Consumer loans:
Home equity	77	51	-	128	7,192	289	7,609
Automobile	22	-	-	22	3,289	10	3,321
Credit cards and unsecured	54	-	7	61	6,007	32	6,100
Other	4	1	-	5	1,224	83	1,312

Total	$855	492	7	1,354	111,294	1,758	114,406

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2016:
Real estate loans:
One-to four-family	$1,995	2,047	576	593	45	2,571	2,640	45
Consumer loans:
Home equity	142	157	37	46	28	179	203	28

	$2,137	2,204	613	639	73	2,750	2,843	73

At December 31, 2015:
Real estate loans:
One-to four-family	$1,552	1,604	1,176	1,193	73	2,728	2,797	73
Consumer loans:
Home equity	56	71	165	174	33	221	245	33

	$1,608	1,675	1,341	1,367	106	2,949	3,042	106

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Three-Months Ended September 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,578	34	36	2,711	35	36
Consumer loans:
Home equity	181	3	2	265	3	4

Total	$2,759	37	38	$2,976	38	40

	Nine-Months Ended September 30,
	2016			2015
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,587	110	113	2,742	92	93
Consumer loans:
Home equity	184	10	10	271	9	10

Total	$2,771	120	123	$3,013	101	103

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three- and nine-months ended September 30, 2016 or 2015. The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.

6.  Lines of Credit
The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $41.8 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2016, the Company had $5.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.  At December 31, 2015, the Company had $5.0 million outstanding in FHLB advances that matured in 2016 at a weighted average fixed rate of 0.39%.  At September 30, 2016 and December 31, 2015, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at September 30, 2016 (in thousands):

Contract
Amount
Unused lines of credit	$19,525

Commitments to extend credit	$276
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2016			At December 31, 2015
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$13,797	13,797	1	10,862	10,862	1
Securities held to maturity	17,698	17,887	2	21,063	20,854	2
Loans	123,439	123,886	3	113,422	113,558	3
Federal Home Loan Bank stock	376	376	3	348	348	3
Accrued interest receivable	367	367	3	322	322	3

Financial liabilities:
Deposits	138,619	134,946	3	130,470	126,230	3
Federal Home Loan Bank
advances	5,500	5,500	3	5,000	5,000	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2015 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $1,000 for the three-months ended September 30, 2016 and $4,000 for the three-months ended September 30, 2015.  The ESOP expense was $5,000 for the nine-months ended September 30, 2016 and $11,000 for the nine-months ended September 30, 2015.  At September 30, 2016 and 2015, there were 44,539 and 54,412 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan
In 2012, the stockholders approved the Company's 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2014	84,000	$11.70
Forfeited	(2,500)	14.35

Outstanding at September 30, 2015	81,500	$11.62	7.37 years

Outstanding at December 31, 2015	81,500	11.62
Exercised	(1,000)	10.75

Outstanding at September 30, 2016	80,500	$11.63	6.38 years

Exercisable at September 30, 2016	10,000	$10.75	6.20 years	$92,500

At September 30, 2016, there was approximately $63,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of thirty seven months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for the three-months ended September 30, 2016 and $12,000 for the same period in 2015.   The total fair value of shares vesting and recognized as compensation expense was $34,000 for the nine-months ended September 30, 2016 and 2015.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan, Continued
The Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares awarded vest equally over five years from the date of grant. Restricted shares are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for the three-months ended September 30, 2016 and 2015. Compensation expense for restricted stock totaled $118,000 for the nine-months ended September 30, 2016 and $116,000 for the nine-months ended September 30, 2015. The income tax benefit recognized was $15,000 for the three months ended September 30, 2016 and 2015 and $45,000 for the nine-months ended September 30, 2016 and 2015.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2014	38,000	$16.91
Vested shares	(800)	18.25
Outstanding at September 30, 2015	37,200	$16.91

Outstanding at December 31, 2015	28,700	$16.92
Vested shares	(800)	18.25
Outstanding at September 30, 2016	27,900	$16.88

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $340,000 at September 30, 2016.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2016:
One-to four-family	$576	-	-	576	45	-
Home equity	37	-	-	37	28	-

Total	$613	-	-	613	73	-

At December 31, 2015:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At September 30, 2016:
Foreclosed real estate	$426	-	-	426	130	27

At December 31, 2015:
Foreclosed real estate	$433	-	-	433	103	-

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

On September 30, 2016, the Bank was subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation.  Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

At September 30, 2016, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories. Based on capital levels at September 30, 2016, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2016:
Total Capital to Risk-
Weighted Assets	$19,241	15.96%	$9,643	8.00%	$12,053	10.00%
Tier I Capital to Risk-
Weighted Assets	18,349	15.22	7,232	6.00	9,643	8.00
Tier I Capital
to Total Assets	18,349	11.76	6,242	4.00	7,802	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,349	15.22	5,424	4.50	7,835	6.50

At December 31, 2015:
Total Capital to Risk-
Weighted Assets	$19,117	17.03%	$8,978	8.00%	$11,222	10.00%
Tier I Capital to Risk-
Weighted Assets	18,222	16.24	6,733	6.00	8,978	8.00
Tier I Capital
to Total Assets	18,222	12.56	5,803	4.00	7,253	5.00
Common equity Tier 1 Capital to
Risk-Weighted Assets	18,222	16.24	5,050	4.50	7,295	6.50

In addition to the minimum Common Equity Tier 1 ("CET-1"), Tier 1 and Total Capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET-1 capital equal above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained earnings that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to 2.5% of risk-weighted assets when fully implemented in January 2019.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters, Continued

For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If the Company was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2016 the Company would have exceeded all regulatory capital requirements.

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
•
results of examinations of us by the Florida Office of Financial regulation, the Federal Deposit Insurance Corporation or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General

Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Community Bank. Sunshine Community Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the non-stock mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of Sunshine Savings Bank's conversion and reorganization from a non-stock mutual holding company to a stock holding company structure.  Sunshine Community Bank and its holding company, Sunshine Financial, Inc. announced July 11, 2016 that the bank completed its conversion from a federal savings bank charter to a Florida state bank charter effective July 1, 2016.  As a result of the charter conversion, the Bank's legal name changed to Sunshine Community Bank.  References to we, us and our throughout this document refer to Sunshine Financial and Sunshine Community Bank, as the context requires.

As a Florida-chartered financial institution, the Florida Office of Financial Regulation will be the primary regulator for the Bank.  Sunshine Financial, Inc. continues to be regulated by the Federal Reserve.  These changes had no effect on bank products or services, and deposits remain insured through the Federal Deposit Insurance Corporation.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Critical Accounting Policies

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company's 2015 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies." That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company's critical accounting policies and estimates as previously disclosed in the Company's 2015 Form 10-K.
Comparison of Financial Condition at September 30, 2016 and December 31, 2015

General.  Total assets increased $9.5 million, or 6.0%, to $167.3 million at September 30, 2016 from $157.8 million at December 31, 2015 primarily funded by a $8.1 million increase in deposits, a $500,000 increase in Federal Home Loan Bank advances and a $3.4 million decrease in securities held to maturity. The composition of total assets changed during the nine-months ended September 30, 2016 reflecting a $2.9 million increase in cash and cash equivalents and a $10.0 million increase in net loans.

Loans.  Our net loan portfolio increased $10.0 million, to $123.4 million at September 30, 2016 from $113.4 million at December 31, 2015.  The increase in loans was due to a $10.1 million increase in total real estate loans and a $603,000 increase in commercial loans, partially offset by decreases in all categories of consumer loans.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2016 was $892,000, or 0.72% of loans, compared to $895,000, or 0.79% of loans, at December 31, 2015.  Nonperforming loans declined to $1.7 million at September 30, 2016 from $1.8 million December 31, 2015.  Nonperforming loans to total loans decreased to 1.37% at September 30, 2016 from 1.54% at December 31, 2015 as a result of both the decline in nonperforming loans and the increase in our loan portfolio.

Deposits.  Total deposits increased $8.1million, or 6.2%, to $138.6 million at September 30, 2016 from $130.5 million at December 31, 2015.  This increase was primarily due to increases in noninterest bearing deposits, money-market deposit accounts and savings accounts, partially offset by decreases in time deposits.

Equity.  Total stockholders' equity increased $118,000 to $21.5 million at September 30, 2016.  This increase was primarily due to stock-based compensation of $157,000, partially offset by a net loss of $50,000 for the nine-months ended September 30, 2016.

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

	Three Months Ended September 30,
	2016				2015
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$120,905		$1,492	4.94%	$105,729		$1,371	5.19%
Securities held to maturity	18,356		88	1.92	23,081		116	2.01
Other interest-earning assets (2)	7,876		13	0.66	6,613		5	0.30

Total interest-earning assets	147,137		1,593	4.33	135,423		1,492	4.41

Noninterest-earning assets	14,891				15,073

Total assets	$162,028				$150,496

Interest-bearing liabilities:
MMDA and statement savings	85,220		69	0.32	77,202		63	0.33
Time deposits	21,746		26	0.48	25,036		31	0.50
FHLB advances	5,466		6	0.44	-		-	-

Total interest-bearing liabilities	112,432		101	0.36	102,238		94	0.37

Noninterest-bearing liabilities	28,153				25,831
Equity	21,443				22,427

Total liabilities and equity	$162,028				$150,496

Net interest income			$1,492				$1,398

Net interest rate spread (3)				3.97%				4.04%

Net interest margin (4)				4.06%				4.13%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.32	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine-Months Ended September 30,
	2016				2015
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$117,135		$4,389	5.00%	$104,277		$4,081	5.22%
Securities held to maturity	19,506		286	1.95	24,196		367	2.02
Other interest-earning assets (2)	7,443		38	0.68	7,760		18	0.31

Total interest-earning assets	144,084		4,713	4.36	136,233		4,466	4.37

Noninterest-earning assets	15,121				13,977

Total assets	$159,205				$150,210

Interest-bearing liabilities:
MMDA and statement savings	82,628		197	0.32	76,455		186	0.32
Time deposits	22,601		81	0.48	25,692		95	0.49
FHLB advances	4,669		15	0.43	-		-

Total interest-bearing liabilities	109,898		293	0.36	102,147		281	0.37

Noninterest-bearing liabilities	27,928				25,612
Equity	21,379				22,451

Total liabilities and equity	$159,205				$150,210

Net interest income			$4,420				$4,185

Net interest rate spread (3)				4.00%				4.00%

Net interest margin (4)				4.09%				4.10%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.33	x

(1)	Includes nonaccrual loans.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2016 and 2015

General. Net earnings for the three months ended September 30, 2016 was $35,000 compared to a net loss of $121,000 for the three months ended September 30, 2015, resulting in an annualized return on average assets of 0.09% for the three months ended September 30, 2016 and (0.32)% for the three months ended September 30, 2015.  The increase in net earnings was due primarily to increases in our net interest income and noninterest income, and a decrease in our noninterest expense.

Net Interest Income.  Net interest income increased $94,000, or 6.8%, and was $1.5 million for the three months ended September 30, 2016 compared to $1.4 million for the three months ended September 30, 2015. The increase was primarily due to a $101,000 increase in interest income, partially offset by a $7,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, partially offset by a decrease in our average yield on interest-earning assets.  Average loans outstanding were $120.9 million at September 30, 2016 compared to $105.7 million at September 30, 2015.  Our net interest rate spread decreased to 3.97% for the three months ended September 30, 2016 from 4.04% for the same period in 2015, while our net interest margin decreased to 4.06% from 4.13% for the three month periods ended September 30, 2016 and 2015, respectively.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2016 decreased to 1.31x, from 1.32x for the three months ended September 30, 2015.

Interest Income. Interest income for the three months ended September 30, 2016 increased $101,000, or 6.8%, to $1.6 million compared to the three month period ended September 30, 2015.  The increase in interest income for the three months ended September 30, 2016 was primarily due to a $15.2 million increase in average loans outstanding during the three months ended September 30, 2016 compared to the three months ended 2015, partially offset by a 25 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $120.9 million for the three months ended September 30, 2016, from $105.7 million for the same period in 2015.  The average rate on loans receivable decreased to 4.94% for the three months ended September 30, 2016 compared to 5.19% for the three months ended September 30, 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 increased $7,000, or 7.9% to $101,000 from $94,000 for the same period ended September 30, 2015.  The increase in interest expense for the three months ended September 30, 2016 was primarily due to the cost of $5.5 million in average outstanding FHLB advances compared to none during the same period in 2015.  The total cost of interest-bearing liabilities for the three months ended September 30, 2016 was 0.36% compared to 0.37% for the three months ended September 30, 2015.

Provision for Loan Losses.  We recorded a provision for loan losses of $45,000 for the three months ended September 30, 2016 and 2015.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the three months ended September 30, 2016 were $78,000 compared to net charge-offs of $43,000 for the three months ended September 30, 2015. Nonperforming loans to total loans at September 30, 2016 were 1.37% compared to 1.54% at December 31, 2015.  The allowance for loan losses to loans was 0.72% at September 30, 2016 compared to 0.79% at December 31, 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2016 and 2015, Continued

Management considers the allowance for loan losses at September 30, 2016 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2016 increased $46,000, or 10.5%, to $486,000 compared to $440,000 for the same period in 2015.  Noninterest income increased primarily due to a $25,000 increase in other income, a $15,000 increase in the fees and charges on loans, and a $14,000 increase in the gain on sale of foreclosed assets, partially offset by a $12,000 decrease in fees and service charges on deposit.  The increase in other income was due to the sale of stock invested in a credit union service organization.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2016 decreased $150,000, or 7.4%, as compared to the same period in 2015 primarily due to a reduction in salaries and employee benefits expenses.  The decrease in salaries and employee benefits expense was primarily due to a reduction of six full time equivalent employees over the last year.

Income Taxes. For the three months ended September 30, 2016, we recorded income taxes of $16,000 on a before tax earnings of $51,000.  For the three months ended September 30, 2015, we recorded an income tax benefit of $118,000 on a before tax loss of $239,000.  Our effective tax rate for the three months ended September 30, 2016 was 31.4% compared to (49.4)% for the same time period in 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine-Months Ended September 30, 2016 and 2015

General. Net loss for the nine-months ended September 30, 2016 was $50,000 compared to a net loss of $68,000 for the nine-months ended September 30, 2015, resulting in an annualized return on average assets of (0.04)% for the nine-months ended September 30, 2016 and (0.06)% for the nine-months ended September 30, 2015.  The increase in net earnings was due to an increase in net interest income and a decrease in noninterest expense, offset by a decrease in our noninterest income.

Net Interest Income.  Net interest income increased $235,000, or 5.6%, and was $4.4 million for the nine-months ended September 30, 2016 compared to $4.2 million for the nine-months ended September 30, 2015. The increase was primarily due to a $247,000 increase in interest income, partially offset by a $12,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the nine-months ended September 30, 2016 compared to the nine-months ended September 30, 2015, partially offset by a decrease in our average yield on loans.  Our average yield on interest-earning assets remained relatively the same at 4.36% for the nine-months ended September 30, 2016 as compared to 4.37% for the same period in 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine-months ended September 30, 2016 decreased to 1.31x, from 1.34x for the nine-months ended September 30, 2015.

Interest Income. Interest income for the nine-months ended September 30, 2016 increased $247,000, or 5.5%, to $4.7 million compared to the nine-month period ended September 30, 2015.  The increase in interest income for the nine-months ended September 30, 2016 was primarily due to a $12.8 million increase in average loans outstanding during the nine-months ended September 30, 2016 compared to the nine-months ended September 30, 2015, partially offset by a 22 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $117.1 million for the nine-months ended September 30, 2016, from $104.3 million for the same period in 2015.  The average rate on loans receivable decreased to 5.00% for the nine-months ended September 30, 2016 compared to 5.22% for the nine-months ended September 30, 2015.

Interest Expense. Interest expense for the nine-months ended September 30, 2016 increased to $293,000 from $281,000 for the same period ended September 30, 2015.  The increase in interest expense for the nine-months ended September 30, 2016 was primarily due to the cost of $4.7 million in average outstanding FHLB advances compared to none during the same period in 2015.  The total cost of interest-bearing liabilities for the nine-months ended September 30, 2016 was 0.36% compared to 0.37% for September 30, 2015.

Provision for Loan Losses.  We recorded a provision for loan losses of $135,000 for the nine-months ended September 30, 2016 compared to $125,000 for the nine-months ended September 30, 2015.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net charge-offs for the nine-months ended September 30, 2016 were $138,000 compared to net charge-offs of $302,000 for the nine-months ended September 30, 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine-Months Ended September 30, 2016 and 2015, Continued
Noninterest Income. Noninterest income for the nine-months ended September 30, 2016 decreased $488,000, or 26.0%, to $1.4 million compared to $1.9 million for the same period in 2015 primarily as a result of a $451,000 decrease in gain on the sale of land due to the one-time sale of land next to the home office in 2015. In addition, noninterest income decreased due to a $89,000 decrease in the gain on loan sales and a $26,000 decrease in fees and service charges on deposit accounts, partially offset by a $23,000 increase in income from bank owned life insurance and a $56,000 increase in other income.  The decrease in the gain on loan sales was due to management's and the Board's decision to retain most mortgage loans in portfolio in order to increase interest income in the long-term, which also has the effect of reducing short-term fee income and contributed to the decline in our average yield on loans.  Management intends to continually review this strategy's effect on the Bank's interest-rate risk and recommend corrective action if deemed necessary.  Income from bank owned life insurance, which insurance was purchased in April 2015, increased due to receipt of income for the entire nine-months ended September 30, 2016 compared to only a portion of the nine-months ended September 30, 2015.  The increase in other income was due to the sale of stock invested in a credit union service organization.

Noninterest Expense. Noninterest expense for the nine-months ended September 30, 2016 decreased $319,000, or 5.3%, as compared to the same period in 2015.  The largest decreases were in salaries and employee benefits, data processing services, occupancy and equipment, and other noninterest expense offset slightly by increases in professional fees and credit card expense.  The decrease in salaries and employee benefits was primarily due to a reduction of six full time equivalent employees over the last year.  The increase in professional fees was due to higher legal fees for Sunshine Community Bank related to regulatory filings associated with the recent charter change to a Florida-chartered commercial bank.

Income Taxes. For the nine-months ended September 30, 2016, we recorded an income tax benefit of $8,000 on a before tax loss of $58,000.  For the nine-months ended September 30, 2015, we recorded an income tax benefit of $46,000 on a before tax loss of $114,000.  Our effective tax benefit rate for the nine-months ended September 30, 2016 was 13.8% compared to an effective tax benefit rate of 40.3% for the same time period in 2015.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $41.8 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2016 the Company had $5.5 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.40%.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the nine-months ended September 30, 2016, net cash provided by operating activities totaled $1.4 million.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $7.1 million for the nine-months ended September 30, 2016.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $8.7 million for the nine-months ended September 30, 2016.
The Holding Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Holding Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At September 30, 2016, the Holding Company (on an unconsolidated basis) had liquid assets of $373,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the nine-months ended September 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Off-Balance Sheet Activities, Continued
A summary of our off-balance sheet commitments at September 30, 2016, is as follows (in thousands):
Unused lines of credit	$19,525
Commitments to extend credit	$276

Capital Resources
On July 1, 2016, the Bank converted to a State of Florida commercial bank, and is now subject to the same regulatory minimum capital requirements as when it was regulated by the Office of the Comptroller of the Currency. At September 30, 2016, the Bank exceeded all regulatory capital requirements.

Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a "well-capitalized" status under the capital categories of the Bank regulations.  At September 30, 2016, Sunshine Community Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a common equity Tier 1 ("CET1") capital ratio of 15.22% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 11.76% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 15.22%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 15.96%, which is above the required level of 10.00%.

Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At September 30, 2016, stockholders' equity at Sunshine Community Bank totaled $20.9 million. Management monitors the capital levels of Sunshine Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2015 Form 10-K.  There have been no material changes in our market risk since our 2015 Form 10-K.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2016, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2016	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2016	By:	/s/ Scott A. Swain
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
10.5
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.6
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

10.7
 Agreement, dated February 5, 2016, by and among, Sunshine Financial, Inc., Sunshine Savings Bank, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P. and Stilwell Value LLC, and Corissa J. Briglia (incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 8, 2016 (File No. 000-54280))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certification
101	Interactive Data Files