Form 10-K
period 2016-12-31
Sunshine Financial Inc
filed 2017-03-30
CIK 1500837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]   NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] [CONFIRM]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]    NO [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $17.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
As of March 30, 2017, there were 1,030,039 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K--Portions of registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders

PART I
Item 1.      Business
General
Sunshine Financial, Inc. ("Sunshine Financial" or the "Company"), a Maryland corporation, is the holding company for its wholly owned subsidiary, Sunshine Community Bank.  Sunshine Community Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  We expanded over the years to serve city, county, state and federal government employees as well as the employees of commercial and industrial companies, associations, contract employees serving these groups, and family members.  This expansion resulted in our evolution toward a community financial institution with a growing focus trending more toward real estate lending than the traditional credit union products.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank's conversion and reorganization from a mutual holding company to a public stock holding company structure (the "Conversion").
On July 1, 2016, Sunshine Savings Bank completed its conversion from a federal savings bank charter to a Florida state bank charter, changing its name to Sunshine Community Bank.  As a Florida-chartered financial institution, the Florida Office of Financial Regulation ("FOFR") is the primary regulator for the Bank, with additional federal oversight provided by the Federal Deposit Insurance Corporation (the "FDIC").  Sunshine Financial, Inc. continues to be regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve").
We currently operate out of five full-service offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans in our market area.  In addition, in conjunction with owner and non-owner occupied real estate loans we occasionally will originate commercial secured or unsecured loans.  In early December 2016, we closed our Appleyard branch and relocated the deposits to our other branches.
We offer a variety of deposit accounts having a wide range of interest rates and terms, including savings accounts, money market deposit and term certificate accounts, business accounts, and demand accounts.  Our primary sources of funds are deposits and payments on loans.
Forward-Looking Statements
As used in this Form 10-K, the terms "we," "our," "us," "Sunshine Financial" and "Company" refer to Sunshine Financial, Inc. including its wholly-owned subsidiary, Sunshine Community Bank, unless the context indicates otherwise.
"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this Form 10-K, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:
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
•
results of examinations of us by the FOFR, the FDIC, the Federal Reserve or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and allowance loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K and our other reports filed with the Securities and Exchange Commission ("SEC").

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
Market Area

We consider our primary market area to be the Tallahassee, Florida metropolitan area.  We are headquartered in Tallahassee, Florida and have five retail offices as of December 31, 2016.  Each of our offices is located within Leon County, Florida.  Based on the most recent branch deposit data provided by the FDIC our share of deposits in the Leon County, Florida was approximately 2.16%.  This data does not include deposits held by credit unions with which we also compete.  See "- Competition."
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

Leon County's unemployment rate as of December 2016 was 4.4%, while the State of Florida rate was 4.9% and the United States rate was 4.7% for the same time period, as reported by the U.S. Bureau of Labor Statistics.  According to RealtyTrac, the foreclosure rate of 0.09% in Leon County has been steady and is equal to the 0.09% foreclosure rate for the State of Florida at December 31, 2016, which has one of the highest foreclosure rates in the nation.  As of December 31, 2016, the United States foreclosure rate was 0.06%.  The median home price in Tallahassee was $167,200 as compared to the Florida median home price of $203,200 and the United States median home price of $228,900 at December 31, 2016.
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
	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate mortgage loans:
One- to four-family	$56,601	41.78%	$46,293	40.46%
Commercial real estate	52,960	39.09	43,419	37.95
Construction and lot	4,247	3.13	5,175	4.53
Total real estate loans	113,808	84.00	94,887	82.94

Commercial loans:
Commercial loans	4,217	3.11	1,177	1.03

Consumer loans:
Home equity	7,166	5.29	7,609	6.65
Automobile	3,221	2.38	3,321	2.90
Credit cards and unsecured	5,796	4.28	6,100	5.33
Other	1,277	0.94	1,312	1.15
Total consumer loans	17,460	12.89	18,342	16.03
Total loans	135,485	100.00%	114,406	100.00%

Add (deduct):
Loans in process	(522)		43
Deferred costs and fees	38		(132)
Allowance for losses	(924)		(895)
Total loans, net	$134,077		$113,422

Maturities of Loans
The following table shows the contractual maturities of the Bank's loan portfolio at December 31, 2016.  Loans with scheduled maturities are reported in the maturity category in which the payment is due.  Demand loans with no stated maturity and overdrafts are reported in the "due one year or less" category.  Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change.  The tables do not include the effects of prepayments or scheduled principal repayments or due on sale clauses.
		Due After
	Due in One	One Year
	Year or	to Five	Due After
	Less	Years	Five Years	Total
	(In Thousands)
Real estate mortgage loans:
One- to four-family	$32	$889	$55,680	$56,601
Commercial real estate	5,730	34,260	12,970	52,960
Construction and lot(1)	-	123	4,124	4,247
Total real estate mortgage loans	5,762	35,272	72,774	113,808
Commercial	673	617	2,927	4,217
Consumer	3,869	5,018	8,573	17,460

Total loans	$10,304	$40,907	$84,274	$135,485
______________________________________________
(1) These construction loans all have a commitment to finance the permanent loan.

Sensitivity.  The following table shows the total amount of loans due after December 31, 2017, which have fixed or pre-determined interest rates and floating or adjustable interest rates at December 31, 2016.

	Fixed	Floating
	Interest	Interest
	Rate	Rate	Total
Real estate mortgage loans:	(In Thousands)

One- to four-family	$53,081	$3,488	$56,569
Commercial real estate	47,230	-	47,230
Construction and lot	4,247	-	4,247
Total real estate mortgage loans	104,558	3,488	108,046

Commercial	2,526	1,018	3,544
Consumer	7,095	6,496	13,591

Total	$114,179	$11,002	$125,181

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
At December 31, 2016, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $4.6 million.  Our five largest lending relationships totaled $20.8 million in the aggregate, or 15.4% of our gross loan portfolio, at December 31, 2016.  The largest relationship consisted of eight loans totaling $4.5 million secured primarily by non-owner occupied commercial buildings.  The next four largest lending relationships at December 31, 2016, ranged from $3.3 million to $4.4 million and are also primarily secured by non-owner occupied commercial real estate.  All of these loans were performing in accordance with their repayment terms at December 31, 2016.
Commercial Real Estate Loans.  We began originating commercial real estate loans in 2012, primarily owner occupied loans.  We are targeting  small and mid-size owner occupants and investors with prime credit for commercial real estate loans between $500,000 and $2.0 million with a three, five, or seven year balloon payment and 20 year amortization term. We offer both fixed and adjustable-rate loans on commercial real estate loans, although a majority of the loans we recently originated were at a fixed interest rate with an amortization term of 20 years and maturity of up to 7 years.  Commercial real estate loans are generally underwritten with loan-to-value ratios of up to 80% of the lesser of the appraised value or the purchase price of the property. We require appraisals of all properties securing commercial real estate loans. Appraisals are performed by independent appraisers designated by us. We generally require a minimum pro forma debt coverage ratio of 1.25 times for loans secured by commercial real estate properties. We also generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.  At December 31, 2016, we had $53.0 million of commercial real estate loans, representing approximately 39.1% of the total loan portfolio, consisting of loans secured by retail, office, warehouse, mini-storage facilities and other improved commercial properties, compared to $43.4 million, or 38.0% of the total loan portfolio at December 31, 2015. The largest commercial real estate relationship at December 31, 2016 included eight loans totaling $4.5 million which were performing in accordance with their repayment terms.  The average size of our commercial real estate loans was approximately $481,000 at December 31, 2016.
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
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default.  Due to historically low long term fixed interest rates, we have originated only $161,000 in ARM loans in the past three years and total ARM loans represent only 2.6% of our total mortgage loan portfolio.  As of December 31, 2016, one-to four-family mortgage loans delinquent over 60 days represented 4.08% compared to 3.81% of that portfolio as of December 31, 2015.  See "- Asset Quality -- Nonperforming Assets" and "-- Classified Assets."
Most of our loans are written using generally accepted underwriting guidelines, and are readily saleable to Freddie Mac, Fannie Mae, or other private investors.  Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  At December 31, 2016, one- to four-family residential loans totaled $56.6 million or 41.8% of our gross loan portfolio. The average size of our one- to four-family residential loans was approximately $119,000 at December 31, 2016.
Beginning in 2008 we began originating lot loans, which are loans secured by developed lots in residential subdivisions located in our market area. We originate these loans to individuals intending to construct their primary residence on the lot.  We will generally originate construction loans in an amount up to 75% of the lower of the purchase price or appraisal, although we will also permit loan-to-value ratios of up to 95%.  For loans exceeding a 75% loan-to-value ratio we generally require the borrower to obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 75% in the event of foreclosure.  Lot loans are secured by a first lien on the property, have a fixed or variable rate of interest with a maximum amortization of 20 years.  At December 31, 2016, lot loans totaled $2.9 million or 2.1% of our gross loan portfolio and the average loan size in our lot loan portfolio was approximately $36,000.
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
Our home equity loans, consisting of fixed-rate loans and variable-rate lines of credit, have been the largest component of our consumer loan portfolio over the past several years.  At December 31, 2016, home equity lines of credit totaled $5.9 million and home equity loans totaled $1.3 million, or collectively 41.0 % of our consumer loan portfolio and 5.3 % of our gross loan portfolio.  The lines of credit may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan (less any prior mortgage loans) provided that the borrower obtain private mortgage insurance covering us for any loss on the amount of the loan in excess of 80% in the event of foreclosure.  Home equity lines of credit are originated with an adjustable-rate of interest, based on prime rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period and amounts may be re-borrowed after payment at any time during the draw period.  At December 31, 2016, unfunded commitments on these lines of credit totaled $3.0 million.
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
We make loans on new and used automobiles.  We currently originate automobile loans on a direct basis.  Our automobile loan portfolio totaled $3.2 million at December 31, 2016, or 18.4% of our consumer loan portfolio and 2.4% of our gross loan portfolio.  Automobile loans may be written for a term of up to six years for both new and used cars with fixed rates of interest.  Loan-to-value ratios are up to 125% of the lesser of the MSRP or the National Automobile Dealers Association value for auto loans, plus the price of extended warranty insurance.  We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring.
Our consumer loans also include loans secured by new and used boats and recreational vehicles, deposits and unsecured credit card and other consumer loans, all of which, at December 31, 2016, totaled $7.1 million, or 5.2% of our gross loan portfolio.  Loans secured by boats and recreational vehicles typically have terms up to twenty years, and loan-to-value ratios up to 90%.  They are made with fixed and adjustable rates.  Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 60 months, or are revolving lines of credit of generally up to $50,000.  At December 31, 2016, unfunded commitments on our unsecured lines of credit and credit cards totaled $10.0 million, and the average outstanding balance on these lines was approximately $3,900.
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
Loan Originations, Purchases, Sales, Repayments and Servicing
We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including us, to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.  We have not purchased loans or loan participations recently, but we may do so in the future.   We also originate single family mortgage loans for sale to Freddie Mac and third party investors with servicing retained without recourse, subject to a provision for repurchase upon breach of representation, warranty or covenant.  The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, and provides a stream of servicing income.  For the year ended December 31, 2016, loan sales totaled $1.2 million.  Our loan servicing portfolio as of December 31, 2016 consisted of 223 loans totaling $29.4 million.
In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2016	2015
	(In thousands)

Originations by type:
Fixed-rate:
One- to four-family real estate	$16,267	$12,937
Construction	3,914	2,893
Commercial real estate	18,578	15,104
Lot loan	59	223
Commercial secured non real estate	1,368	69
Commercial unsecured	1,735	10
Home equity	-	191
Automobile	1,551	1,293
Credit cards and unsecured	834	599
Deposit accounts	540	473
Other consumer	89	114
Total fixed-rate	44,935	33,906
Adjustable-rate:
One- to four-family real estate	-	161
Commercial secured non real estate	3,398	550
Home equity	1,117	1,154
Credit cards and unsecured	38	94
Total adjustable rate	4,553	1,959
Total loans originated	49,488	35,865
Repayments:
Principal repayments	29,348	18,329
Loan sales	1,237	6,102
Increase (decrease) in other items, net	(1,752)	769
Net increase	$20,655	$10,665

Asset Quality
Loan Delinquencies and Collection Procedures.  The borrower is notified by both mail and telephone when a loan is four to nine days past due.  If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent.  When a loan is 90 days delinquent, we commence repossession or a foreclosure action.  Reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection.  In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.  At December 31, 2016, 17 loans totaling $2.7 million were classified as troubled debt restructurings. Troubled debt restructurings are loans where the Company, for economic or legal reasons related to the borrower's financial condition, has granted a concession to the borrower that it would otherwise not consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.
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

Loans are reviewed on a regular basis and are placed automatically on non-accrual status when they are 90 days or more delinquent.  Loans may also be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.  At December 31, 2016, we had approximately $2.5 million of loans that were held on a non-accrual basis. These loans were considered when calculating the allowance for loan losses.  As of December 31, 2016, we had $301,000 in loans that were less than 90 days past due, but were on nonaccrual status.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.  At December 31, 2016, we had $141,000 in foreclosed real estate.
The following table sets forth our loan delinquencies by type, by amount and by percentage of type at December 31, 2016.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in thousands)

One- to four-family	2	$277	0.49%	17	$2,087	3.69%	19	$2,364	4.18%
Consumer	1	4	0.02	27	464	2.66	28	468	2.68

Total	3	281	0.21%	44	2,551	1.88%	47	2,832	2.09%
Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the loan becomes over 90 days delinquent and the collection of principal and/or interest become doubtful.  We had $----2.0 million and $2.7 million at December 31, 2016 and 2015, respectively, in troubled debt restructurings, of which $699,000  and $227,000 were in nonaccrual status, respectively.  We had $7,000 in accruing loans 90 days or more delinquent as of December 31, 2016 and December 31, 2015.

Nonperforming assets are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccruing loans:
Real estate loans-
One- to four-family	$2,087	$1,344
Consumer loans-
Home equity	320	289
Automobile	22	10
Credit cards and unsecured	33	32
Other	82	83
Total	2,544	1,758

Accruing loans more than 90 days delinquent:
Consumer	7	7

Foreclosed real estate	141	433
Repossessed assets	-	8
Total	141	441

Total nonperforming assets	$2,692	$2,206
Total as a percentage of total assets	1.55%	1.39%
Performing troubled debt restructurings	$2,023	$2,742
For the year ended December 31, 2016, gross interest income which would have been recorded had all nonaccruing loans been current in accordance with their original terms amounted to approximately $150,000, of which $149,000 was included in interest income based on cash received.
Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2016, there were seven loans totaling $1.0 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered in management's determination of our allowance for loan losses.
Classified Assets.  Federal regulations provide for the classification of loans and other assets (such as foreclosed real estate and repossessed assets) of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management.  General allowances represent loss allowances which have been established to recognize the risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by our bank regulators, which may order the establishment of additional general or specific loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but require additional management oversight or possess minor credit weakness are designated by us as "special mention."  We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2016, we had classified $2.7 million of our loans as substandard, none as doubtful and none as loss, of which $2.5 million was included in non-accruing loans. This total amount of classified loans represented 12.99% of our equity capital plus allowance for loan losses and 1.56% of our assets at December 31, 2016.  We also had designated $811,000 of our loans as special mention at December 31, 2016.
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
At December 31, 2016, our allowance for loan losses was $924,000, or 0.69% of our net loan portfolio and 36.3% of total nonperforming loans.  This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change.  The level of allowance is based on estimates and the ultimate losses may vary from these estimates.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions.  Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received.  In the opinion of management, the allowance, when taken as a whole, reflects estimated loan losses in our loan portfolio.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due.  Troubled debt restructurings are also considered impaired loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for residential mortgage loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment.  The Financial Accounting Standards Board has adopted a new accounting standard update ("ASU") that will be effective for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses.  This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.  For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The following table sets forth an analysis of our allowance for loan losses at the date indicated.

	Year Ended December 31,
	2016	2015
	(Dollars in Thousands)
Balance at beginning of year	$895	$1,087

Charge-offs:
One- to- four-family	69	-
Construction and lot	-	6
Home equity	43	265
Automobile	-	16
Credit cards and unsecured	109	214
Total	221	501

Recoveries:
One- to- four-family	16	24
Construction and lot	-	9
Home equity	9	52
Automobile	8	5
Credit cards and unsecured	37	36
Other consumer	-	3
Total	70	129

Net charge-offs	151	372
Provisions for loan losses	180	180
Balance at end of year	$924	$895

Ratio of net charge-offs during the year to average loans outstanding during the year	0.12%	0.35%
Ratio of net charge-offs during the year to average nonperforming assets	6.54%	16.49%
Allowance as a percentage of nonperforming loans	36.32%	50.71%
Allowance as a percentage of total loans, net (end of year)	0.69%	0.78%

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

	December 31,
	2016		2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

One- to four-family	$296	41.78%	$226	40.46%
Commercial real estate	259	39.09	245	37.95
Construction and lot	3	3.13	32	4.53
Commercial	74	3.11	10	1.03
Home equity	140	5.29	195	6.65
Automobile	12	2.38	19	2.90
Credit cards and unsecured	130	4.28	151	5.33
Other consumer	10	0.94	16	1.15
Unallocated	-	-	1	-
Total	$924	100.00%	$895	100.00%

Investment Activities
Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.  See "How We Are Regulated - Sunshine Community Bank – Florida Office of Financial Regulation" for a discussion of additional restrictions on our investment activities.
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
We may utilize our borrowing capacity at the Federal Home Loan Bank ("FHLB") Atlanta to purchase investment grade securities to leverage our balance sheet and increase our net interest income.  The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer expected average life short term investments with the yield on those investments secondary to not taking unnecessary risk with the available funds of Sunshine Community Bank.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments and have no present intention to do so.  Further, we do not invest in securities which are not rated investment grade.
The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  All securities at the dates indicated have been classified as held to maturity.  At December 31, 2016, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies or United States government sponsored entities.

	December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:

Agency collateralized mortgage obligations	$15,815	$15,573	$19,977	$19,726
Agency mortgage-backed securities	697	721	1,086	1,128
Total securities held to maturity	16,512	16,294	21,063	20,854

 The composition and contractual maturities of the investment securities portfolio as of December 31, 2016, are indicated in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Held to maturity securities:
Agency collateralized mortgage obligations	$61	2.00%	$211	3.10%	$15,543	2.12%	$15,815	2.13%	$15,573
Agency mortgage-backed securities	576	4.05	121	4.00	-	-	697	4.04	721
Total securities	$637	3.85%	$332	3.43%	$15,543	2.12%	$16,512	2.21%	$16,294

Sources of Funds
General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.
Deposits.  Our current deposit products include checking, savings, individual retirement savings accounts, money market accounts, and certificates of deposit accounts ranging in terms from seven months to 60 months, and individual retirement certificate of deposit accounts with terms starting at 12 months.  Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.  We solicit deposits primarily in our market area.  At December 31, 2016, we had no brokered, Internet or wholesale deposits.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  As of December 31, 2016, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 85.5% of total deposits.

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
Certificates of deposit represent 14.5% of our deposits at December 31, 2016.  Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed.  Historically, a significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue.  However, the need to retain these time deposits could result in an increase in our cost of funds.
The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Opening balance	$130,470	$127,905
Net Deposits	7,058	2,191
Interest credited	$374	374

Ending balance	$137,902	$130,470

Net increase	$7,432	$2,565

Percent increase	5.7%	2.0%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by us at the dates indicated.

	December 31,
	2016		2015
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Transactions and Savings Deposits:
Non interest-bearing demand	$31,247	22.7%	$28,211	21.6%
Statement savings	38,365	27.8	34,240	26.2
Money market	39,633	28.7	36,524	28.1
IRA	8,624	6.3	7,477	5.7

Total non-certificates	117,869	85.5	106,452	81.6

Certificates:
0.00 – 0.50%	11,865	8.6	12,426	9.5
0.51 – 1.00%	4,999	3.6	7,637	5.9
1.01 – 2.10%	3,169	2.3	3,955	3.0

Total certificates	20,033	14.5	24,018	18.4

Total deposits	$137,902	100.0%	$130,470	100.0%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2016.

	0.00- 0.50%	0.51- 1.00%	1.01- 2.10%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2017	$2,596	$965	$289	$3,850	19.22%
June 30, 2017	3,304	575	308	4,187	20.90
September 30, 2017	2,998	218	352	3,568	17.81
December 31, 20176	2,172	521	109	2,802	13.99
March 31, 2018	463	506	80	1,049	5.24
June 30, 2018	260	516	127	903	4.51
September 30, 2018	10	1,033	336	1,379	6.88
December 31, 2018	62	196	125	383	1.91
March 31, 2019	-	5	34	39	0.19
June 30, 2019	-	110	102	212	1.05
September 30, 2019	-	175	223	398	1.99
December 31, 2019	-	128	252	380	1.90
Thereafter	$-	51	832	883	4.41

Total	$11,865	$4,999	$3,169	$20,033	100.00%

Percent of total	59.23%	24.95%	15.82%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2016.

	Maturity
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
	(In thousands)

Certificates of deposit less than $100,000	$2,743	$2,979	$4,744	$3,546	$14,012
Certificates of deposit of $100,000 or more	1,107	1,209	1,625	2,080	6,021
Total certificates of deposit	$3,850	$4,188	$6,369	$5,626	$20,033

We are a member of and may obtain advances from the FHLB of Atlanta, which is part of the Federal Home Loan Bank System.  The twelve regional Federal Home Loan Bank's provide a central credit facility for their member institutions.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features.  At December 31, 2016, the Company had an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $41.8 million line with the FHLB collateralized by a blanket lien on qualifying loans.  At that date the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63% and no outstanding balance on the federal funds line of credit.  We may rely in part on long-term FHLB advances to fund asset and loan growth.  We are required to own stock in the FHLB of Atlanta based on the amount of our advances and total assets.  At December 31, 2016, we had $684,000 in FHLB stock.
Subsidiary and Other Activities
Sunshine Community Bank is permitted to invest up to 10% of its assets, or $17.3 million at December 31, 2016, in the stock, obligations or securities of subsidiaries (with certain exceptions). Sunshine Community Bank has one subsidiary, Sunshine Member Insurance Services, Inc. ("SMSI"), which was established to sell automobile warranty and credit life and disability insurance products associated with loan products.  Our investment in SMSI as of December 31, 2016 was $100.
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
We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent branch deposit data provided by the FDIC, Sunshine Community Bank's share of deposits in the Tallahassee, Florida Metropolitan Statistical Area was approximately 2.16%.

How We Are Regulated
General. Set forth below is a brief description of certain laws and regulations that are applicable to Sunshine Financial and Sunshine Community Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress and the Florida Legislature that may affect the operations of Sunshine Financial and Sunshine Community Bank.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect our operations and financial condition.
The FDIC and the FOFR have extensive enforcement authority over Florida-chartered commercial banks that are not members of the Federal Reserve System, including Sunshine Community Bank, and the Federal Reserve has enforcement authority over their holding companies, including Sunshine Financial.  This enforcement authority includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC or Federal Reserve.  Except under certain circumstances, public disclosure of final enforcement actions by the FDIC or the Federal Reserve is required by law.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law.  This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  This law also established the Consumer Protection Bureau ("CFPB").  The following discussion summarizes significant aspects of the Dodd Frank Act that may affect Sunshine Community Bank and Sunshine Financial.  The following aspects of the Dodd Frank Act are related to the operations of Sunshine Community Bank:
•
The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Sunshine Community Bank, are subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•	The Federal Reserve must require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	The prohibition on payment of interest on demand deposits was repealed.
•	Deposit insurance was permanently increased to $250,000.
•	The deposit insurance assessment base for FDIC insurance is the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.
•
The minimum reserve ratio of the Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits; however, the FDIC is directed to offset the effect of the increased reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.

Sunshine Community Bank.  Sunshine Community Bank is subject to regulation and oversight by the FDIC and FOFR extending to all aspects of its operations. This regulation of Sunshine Community Bank is intended for the protection of depositors and not for the purpose of protecting shareholders. Sunshine Community Bank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Sunshine Financial See "- Capital Requirements for Sunshine Community Bank" and "-Limitations on Dividends and Other Capital Distributions." Sunshine Community

Bank also is subject to examination by the FOFR by the FDIC, which insures the deposits of Sunshine Community Bank to the maximum extent permitted by law.
Florida Office of Financial Regulation. The investment and lending authority of Sunshine Community Bank is prescribed by Florida federal laws and regulations and Sunshine Community Bank is prohibited from engaging in any activities not permitted by such laws and regulations.
Prior to July 1, 2016, Sunshine Community Bank was a federal-chartered savings bank known as Sunshine Savings Bank.  As a federally chartered savings bank, Sunshine Community Bank was required to meet a qualified thrift lender ("QTL") test. This test required Sunshine Community Bank to have at least 65% of its portfolio assets, as defined by statute, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis or meet an alternative test. Under either test, Sunshine Community Bank was required to maintain a significant portion of its assets in residential-housing-related loans and investments.  In addition, Sunshine Community Bank was subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. This test and these asset limits do not apply to Sunshine Community Bank as a Florida-chartered commercial bank.
Sunshine Community Bank's relationship with its depositors and borrowers is regulated to a great extent by federal and Florida laws and regulations, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. In addition, the branching authority of Sunshine Community Bank is regulated by the FDIC and the FOFR.  Sunshine Community Bank is generally authorized to branch nationwide.
Sunshine Community Bank is subject to a statutory lending limit on aggregate loans to one person or a group of persons combined because of certain common interests. That limit is generally equal to 15% of our unimpaired capital and surplus, except that for loans that are fully secured, the limit is increased to 25%. At December 31, 2016, Sunshine Community Bank's lending limit under this restriction was $4.6 million. We have no loans or lending relationships in excess of our lending limit.
Sunshine Community Bank is subject to periodic examinations by the FDIC and the FOFR.  During these examinations, the examiners may require Sunshine Community Bank to provide for higher general or specific loan loss reserves, and/or recognized additional charge-offs based on their judgment, which can impact our capital and earnings.  As a Florida-chartered commercial bank, Sunshine Community Bank is subject to a semiannual assessment, based on its assets, to fund the operations of the FOFR.
The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.
Insurance of Accounts and Regulation by the FDIC. The FDIC insures deposit accounts in Sunshine Community Bank up to applicable limits.  The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is its average consolidated total assets minus its Tier 1 capital.  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
Prior to July 1, 2016, each institution with less than $10 billion in assets (a small institution) was assigned to one of four risk categories based on its capital levels, supervisory ratings and other factors.  The assessment rates ranged from approximately 5 basis points to 35 basis points, subject to certain adjustments.
Effective July 1, 2016, the FDIC changed the method of calculating assessments for small institutions so that assessment rates for small institutions are based on an institution's weighted average CAMELS component ratings and certain financial ratios.  Assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS Composite scores of 4 or 5, subject to certain adjustments.  Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act.
As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%.  This surcharge period is expected to end by December 31, 2018.  Small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.
FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.  For the year ended December 31, 2016, Sunshine Community Bank paid $8,000 in FICO assessments.
Transactions with Affiliates. Transactions between Sunshine Community Bank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates; certain of these transactions, such as loans to an affiliate, are restricted to a percentage of Sunshine Community Bank's capital, and loans to affiliates require eligible collateral in specified amounts. In addition, Sunshine Community Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Sunshine Financial is an affiliate of Sunshine Community Bank.  Sunshine Community Bank's authority to extend credit to executive officers, directors and 10% shareholders of the bank or its holding company ("insiders"), as well as entities such persons control, is limited.  There are limits on both the individual and aggregate amount of loans that Sunshine Community Bank may make to insiders based, in part, on Sunshine Community Bank's capital level and certain board approval procedures must be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated parties and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Loans to executive officers are subject to additional limitations based on the type of loan involved.
Capital Rules.  Sunshine Financial and Sunshine Community Bank are subject capital regulations adopted by the Federal Reserve and the FDIC that became effective January 1, 2015 (with some provisions transitioned into full effectiveness over several years).  Under these capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 ("CET1") capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital, as discussed below, and certain minority interests, all subject to applicable regulatory adjustments and deductions.  Tier 1 capital generally includes CET1 and noncumulative perpetual preferred stock, less most intangible assets, subject to certain adjustments.  Total capital consists of Tier 1 and Tier 2 Capital.  Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.  Risk-weighted assets are determined under the capital regulations, which assign risk-weights to all assets and to certain off-balance sheet items.
These regulations include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities, unless an institution elects to opt out of such inclusion, if eligible to do so.  We have elected to permanently opt-out of the inclusion of AOCI in our capital calculations.
The capital regulations include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% risk weight for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1 and total capital ratios, Sunshine Financial and Sunshine Community Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The capital conservation buffer requirement is phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
Under the FDIC's prompt corrective action standards, in order to be considered well-capitalized, a bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%.  In order to be considered adequately capitalized, a bank must have the minimum capital ratios described above.  Institutions with lower capital ratios are assigned to lower capital categories.  Based on safety and soundness concerns, the FDIC may assign an institution to a lower capital category than would originally apply based on its capital ratios.
The FDIC is also authorized to require Sunshine Community Bank to maintain additional amounts of capital in connection with concentrations of assets, interest rate risk and certain other items.  The FDIC has not imposed such a requirement of Sunshine Community Bank.
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
As of December 31, 2016, Sunshine Financial and Sunshine Community Bank are considered well-capitalized under applicable rules and meet the capital conservation buffer requirement.  Regulatory capital is discussed further in Note 18 to the consolidated financial statements under Item 8 of this Report.
Community Reinvestment and Consumer Protection Laws.  In connection with its lending and other activities, Sunshine Community Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, and the Community Reinvestment Act ("CRA").  In addition, federal banking regulators have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties.  The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.
  The CRA requires the appropriate federal banking agency, in connection with its examination of an FDIC-insured institution, to assess its record in meeting the credit needs of the communities served by the institution, including low and moderate income neighborhoods.  The federal banking regulators take into account the institution's record of performance under the CRA when considering applications for mergers, acquisitions and branches.  Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.  Sunshine Community Bank received a "satisfactory" rating in its most recent CRA evaluation.
Bank Secrecy Act / Anti-Money Laundering Laws.  Sunshine Community Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001.  These laws and regulations require Sunshine Community Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers.  Violations of these requirements can result in substantial civil and criminal sanctions.  In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
Limitations on Dividends and Other Capital Distributions.  Generally, a Florida-chartered commercial bank that meets the capital conservation buffer requirement may make capital distributions during any calendar year equal to retained net profits of the previous two calendar years and the current year-to-date earnings. For additional information, see "– New Capital Rules."  In addition, under the terms of the FOFR approval of the conversion to a Florida-chartered commercial bank, Sunshine Community Bank must obtain the prior approval of the FOFR before declaring any dividend during the three years following July 1, 2016.

The long-term ability of Sunshine Financial to pay dividends to its stockholders is based primarily upon the ability of Sunshine Community Bank to make capital distributions to Sunshine Financial.  So long as Sunshine Community Bank continues to meet the applicable capital conservation buffer requirement (discussed above) after each capital distribution and operates in a safe and sound manner, it is management's belief that the FOFR will continue to allow Sunshine Community Bank to distribute its net income to Sunshine Financial, although no assurance can be given in this regard.
Federal Home Loan Bank System.  Sunshine Community Bank is a member of the Federal Home Loan Bank of Atlanta, one of the 12 regional Federal Home Loan Banks in the Federal Home Loan Bank System.  The Federal Home Loan Bank System provides a central credit facility for member institutions.  As a member of the Federal Home Loan Bank of Atlanta, Sunshine Community Bank is required to hold shares of capital stock in that Federal Home Loan Bank.  Sunshine Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2016 of $684,000.
Regulation of Sunshine Financial
General.   Sunshine Financial, as the sole shareholder of Sunshine Community Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Sunshine Financial limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Sunshine Community Bank.
As a bank holding company, Sunshine Financial is required to file quarterly and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve.
A merger or acquisition of Sunshine Financial, or an acquisition of control of Sunshine Financial, is generally subject to approval by the Federal Reserve.  In general, control for this purpose means 25% of voting stock, but such approval can be required in other circumstances, including but not limited to an acquisition of as low as 5% of voting stock.
The Dodd-Frank Act and Federal Reserve policy require a bank holding company to serve as a source of financial strength to its subsidiary banks, with the ability to provide financial assistance to a subsidiary bank in financial distress. Regulations to implement this provision of the Dodd-Frank Act are required, but to date, none have been promulgated.

Permissible Activities. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities.
The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank, and may approve an acquisition located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, but may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state, or an application where the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.
Capital Requirements for Sunshine Financial.  Effective January 1, 2015, Sunshine Financial became subject to the capital rules described under the caption "Capital Rules" above.  The Federal Reserve expects a holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  In addition, a bank holding company must serve as a source of financial strength for its depository institution subsidiaries.
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
Volcker Rule Regulations.  Regulations were adopted by the federal banking agencies to implement the provisions of the Dodd- Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of FDIC-insured institutions and their holding companies and affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds, and certain other investments, including certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations and others.  We are currently in compliance with the various provisions of the Volcker Rule regulations.

Federal Taxation
General.  Sunshine Financial and Sunshine Community Bank will be subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.
Method of Accounting. For federal income tax purposes, Sunshine Financial and Sunshine Community Bank currently report their income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.
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
Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2016, we had approximately $3.7 million in net operating loss carry forwards for federal income tax purposes.
Corporate Dividends-Received Deduction.  Sunshine Financial has elected to file consolidated return with Sunshine Community Bank.  As a result, any dividends Sunshine Financial receives from Sunshine Community Bank will not be included as income to Sunshine Financial.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend.
State Taxation
Sunshine Community Bank is subject to a franchise tax imposed under Florida Statutes. For Florida, banks and savings associations pay a franchise tax measured by net income. This tax is imposed in lieu of the corporate income tax and is measured by net income of the bank or savings association for the tax year at a rate of 5.5%.
Executive Officers
The following information as to the business experience during the past five years is supplied with respect to executive officers of Sunshine Financial.  Except as otherwise indicated, the persons named have served as officers of Sunshine Financial since it became the holding company of Sunshine Community Bank, and all offices and positions described below are also with Sunshine Community Bank.
Louis O. Davis, Jr. Mr. Davis, age 70,  serves as the President and Chief Executive Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Davis also serves as the President and Chief Executive Officer of Sunshine Community Bank, a position he has held since 2005.  He has over 30 years of experience managing savings banks in Florida, including serving as President and Chief Executive Officer of First Bank of Florida and its publicly-traded holding company, First Palm Beach Bancorp.  Mr. Davis also held senior management positions with First Federal of the Palm Beaches, a mutual savings bank in West Palm Beach, Florida.

Brian P. Baggett.  Mr. Baggett, age 53, serves as the Executive Vice President and Corporate Secretary of Sunshine Financial, positions he has held since its formation in 2010.  Mr. Baggett serves as the Executive Vice President and the Chief Lending Officer of Sunshine Community Bank, positions he has held since its formation in 2007.  He has been employed at Sunshine Community Bank, including its predecessor organization, for the last 22 years, and with Sunshine Financial since its incorporation in 2010.  His current responsibilities include overseeing the lending department and bank administration.  He has overseen all major areas of Sunshine Community Bank.
Scott A. Swain. Mr. Swain, age 55, serves as a Senior Vice President and the Chief Financial Officer of Sunshine Financial, a position he has held since its formation in 2010.  Mr. Swain also serves as a Senior Vice President and the Chief Financial Officer of Sunshine Community Bank, a position he has held since December 2004.  Prior to joining Sunshine Community Bank, Mr. Swain held a similar position at Heartland Community Bank, Camden, Arkansas and Northwest Federal Savings Bank, Spencer, Iowa.  Prior to that, Mr. Swain was a safety and soundness examiner with the Office of Thrift Supervision.
Employees
At December 31, 2016, we had a total of 45 full-time employees and eight part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.
Internet Website
The Company and Sunshine Community Bank maintain a website, www.banksunshine.com.  Information pertaining to Sunshine Financial, Inc., including SEC filings, can be found by clicking the "Investor Relations" link contained under the heading "About Us."  This Annual Report on Form 10-K and our other reports, proxy statements and other information filed with the SEC are available on that website within the Investor Relations webpage by clicking the link called "SEC Filings."  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  For more information regarding access to these filings on our website, please contact Scott A. Swain, Chief Financial Officer, Sunshine Financial, Inc., 1400 East Park Avenue, Tallahassee, Florida 32301 or by calling (850) 219-7200.
Item 1A.      Risk Factors
Not required; the Company is a smaller reporting company

Item 1B.      Unresolved Staff Comments
None

Item 2.      Properties
At December 31, 2016, we had five full-service offices.  The following table sets forth certain information concerning the main office and each branch office of Sunshine Community Bank at December 31, 2016.  The aggregate net book value of our premises and equipment was $3.7 million at December 31, 2016.  See also Note 5 of the Notes to Consolidated Financial Statements.  In the opinion of management, the facilities are adequate and suitable for the needs of Sunshine Financial and Sunshine Community Bank.

Location	Year Opened	Owned or Leased	Lease Expiration Date	Net book value at December 31, 2016
				(In thousands)
Main office:
1400 East Park Avenue Tallahassee, FL 32301	1985	Owned	-	$2,127

Branch offices:
3266 Mahan Drive Tallahassee, FL 32308	2002	Leased	2019	$17

1700 N. Monroe Street, Suite 10 Tallahassee, FL 32303	1992	Leased	2017	$7

3534-A Thomasville Road Tallahassee, FL 32309	2007	Leased	2024	$222

3641 Coolidge Ct. Tallahassee, FL 32311	2014	Owned	-	$1,289

We maintain depositor and borrower customer files on an on-line basis, utilizing a telecommunications network, portions of which are leased. The book value of all prepaid software, data processing and computer equipment utilized by Sunshine Community Bank at December 31, 2016 was $151,000. Management has a disaster recovery plan in place with respect to the data processing system, as well as Sunshine Community Bank's operations as a whole.

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

	Stock Price		Dividends Per Share
2016 Quarters	High	Low

First Quarter (01/01/2016 to 03/31/2016)	$ 19.30	$ 18.45	---
Second Quarter (04/01/2016 to 6/30/2016)	$ 19.35	$ 19.01	---
Third Quarter (07/01/2016 to 09/30/2016)	$ 20.05	$ 19.15	---
Fourth Quarter (10/01/2016 to 12/31/2016)	$ 19.90	$ 18.60	---

	Stock Price		Dividends Per Share
2015 Quarters	High	Low

First Quarter (01/01/2015 to 03/31/2015)	$18.50	$18.00	---
Second Quarter (04/01/2015 to 6/30/2015)	$18.25	$17.50	---
Third Quarter (07/01/2015 to 09/30/2015)	$18.60	$17.90	---
Fourth Quarter (10/01/2015 to 12/31/2015)	$19.50	$18.00	---

At December 31, 2016, there were 1,030,039 shares outstanding and the closing price of our common stock on that date was $19.90. On that date, we had approximately 191 shareholders of record.
The Company does not currently pay any dividends.  Our cash dividend payout policy, however, is continually reviewed by management and the Board of Directors.  The payment of dividends will depend upon a number of factors, including capital requirements, Sunshine Financial's and Sunshine Community Bank's financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. Future dividends are not guaranteed and will depend on our ability to pay them.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from Sunshine Community Bank.  Federal regulations restrict the ability of Sunshine Community Bank to pay dividends and make other capital distributions to us.  See "Business - How We Are Regulated -‑ Limitations on Dividends and Other Capital Distributions" in Part I, Item 1 of this report.

Equity Compensation Plan Information

The equity compensation plan information presented Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2016 – October 31, 2016	---	$ ---	---	---
November 1, 2016 – November 30, 2016	1,859(1)	18.75	---	---
December 1, 2016 – December 31, 2016	---	---	---	---
Total	1,859(1)	$ 18.75	---	---

(1)    Represents shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2013 Equity Incentive Plan.

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  As of December 31, 2016, the Company did not have any authorized stock repurchase programs.

Item 6.      Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The summary information presented below under "Selected Financial Condition Data" and "Selected Operations Data" for, and as of the end of, each of the years ended December 31, 2016, 2015 and 2014 is derived from our audited consolidated financial statements.  The following information is only a summary and you should read it in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	At December 31,
	2016	2015	2014
Selected Financial Condition Data:	(In thousands)

Total assets	$173,209	$157,828	$151,006
Cash and cash equivalents	11,313	10,862	13,032
Loans net	134,077	113,422	102,786
Securities held to maturity, at amortized cost:
U.S. government and federal agency	16,512	21,063	26,035
Federal Home Loan Bank stock	684	348	130
Deposits	137,902	130,470	127,905
Federal Home Loan Bank advances	12,750	5,000	-
Equity	21,656	21,358	22,388

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands, except per share data)
Selected Operations Data:
Total interest income	$6,416	$6,005	$5,907
Total interest expense	401	375	377
Net interest income	6,015	5,630	5,530
Provision for loan losses	180	180	130
Net interest income after provision for loan losses	5,835	5,450	5,400
Fees and service charges on deposit accounts	1,419	1,461	1,600
Gain on loan sales	36	134	149
Gain on sale of foreclosed real estate	12	39	49
Fees and service charges on loans	154	138	89
Fee income bank owned life insurance	97	75	-
Other income	180	493	17
Total noninterest income	1,898	2,340	1,904
Total noninterest expense	7,577	7,918	7,270
Earnings (loss) before income taxes (benefit)	156	(128)	34
Income taxes (benefit)	46	(52)	(5)
Net earnings (loss)	$110	$(76)	$39

Basic earnings (loss) per share	$0.12	$(0.08)	$0.04
Diluted earnings (loss) per share	$0.11	$(0.08)	$0.04

	For the Year Ended December 31,
	2016	2015		2014

Selected Financial Ratios and Other Data:
Performance ratios:
Return on assets (ratio of net earnings (loss) to average total assets)	0.07%	(0.05	) %	0.03%
Return on equity (ratio of net earnings (loss) to average equity)	0.51	(0.34)		0.17
Dividend payout ratio	-	-		-
Interest-rate spread information:
Average during period	3.92	4.01		3.99
End of period	4.04	4.13		4.11
Net interest margin(1)	3.98	4.11		4.08
Noninterest income to operating revenue	22.83	28.04		24.38
Noninterest expense to average total assets	4.57	5.27		4.95
Average interest-earning assets to average interest-bearing liabilities	1.34	1.34		1.34
Efficiency ratio(2)	93.97	98.24		96.88

Asset quality ratios:
Nonperforming assets to total assets at end of period	1.55	1.39		1.53
Nonperforming loans to total loans	1.88	1.54		2.01
Allowance for loan losses to non- performing loans	36.32	50.71		51.76
Allowance for loan losses to loans receivable, net	0.69	0.78		1.04
Net charge-offs to average loans outstanding	0.12	0.35		0.34

Capital Ratios:
Equity to total assets at end of period	12.50	13.55		14.83
Average equity to average assets	12.93	14.77		15.84

Other data:
Number of full-service offices	5	6		6
__________________________________________
(1)	Net interest income divided by average interest-earning assets.
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

Overview
Sunshine Financial is the holding company for its wholly owned subsidiary, Sunshine Community Bank. Sunshine Community Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, then in 2009 reorganized into the mutual holding company structure.  On April 5, 2011, Sunshine Financial completed a public offering as part of the Sunshine Saving Bank's conversion and reorganization from a mutual holding company to a public stock holding company structure.  On July 1, 2016, Sunshine Savings Bank completed its conversion from a federal savings bank charter to a Florida state bank charter, changing its name to Sunshine Community Bank.
We currently operate out of five full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences, commercial real estate, home equity loans and lines of credit, lot loans, and direct automobile, credit card and other consumer loans.  In early December 2016, we closed our Appleyard branch and relocated the deposits to our other branches.
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
Business and Operating Strategy and Goals
Our primary objective is to continue to grow Sunshine Community Bank as a well-capitalized, profitable, independent, community-oriented financial institution serving customers in our market area.  Our strategy is simply to provide innovative products and superior service to customers in our market area, which we serve through our five convenient banking centers located in Tallahassee, Florida.  We support these banking centers with 24/7 access to on-line banking and participation in a worldwide ATM network.
Maintaining and improving our asset quality.  Our goal is to maintain and improve upon our level of nonperforming assets by managing credit risk.  We are focused on actively monitoring and managing all segments of our loan portfolio in order to proactively identify and mitigate risk.  We will continue to devote significant efforts and resources to reducing problem assets to levels consistent with our historical experience.  Nonperforming assets increased to $2.7 million at December 31, 2016 compared to $2.2 million at December 31, 2015, and our nonperforming loans increased to $2.5 million at December 31, 2016, compared to $1.8 million at December 31, 2015. Nonperforming one-four family loans increased $743,000 due to an increase of four loans, while foreclosed real estate decreased by $292,000 due to the sale of three properties and only one foreclosure during the year ended December 31, 2016.  Our percentage of nonperforming assets to total assets was 1.55% and 1.39% at December 31, 2016 and 2015, respectively.
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
Improving our earnings through product selection, pricing and lower cost of funds.  Through product selection and pricing and lower cost funds, we will seek to optimize our interest rate margin while managing our interest rate risk.  We expect to expand our business by cross-selling our loan and deposit products and services to our customers and emphasizing our traditional strengths, which include residential mortgages, consumer loans and deposit products and services.  In addition, from time to time, consistent with our asset/liability objectives, we may sell a portion of our residential mortgage loan originations to Freddie Mac or private investors.  This allows us to maintain our customer relationships and generate servicing income, while also having the funds from any such loan sales available to make additional loans.
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
Continuing to originate residential and increasing commercial real estate loans.  Our primary lending focus has been, and will continue to be, on originating one- to four-family, owner-occupied mortgage loans and, to a lesser extent, automobile, credit card and other consumer loans.  In addition, we began originating commercial real estate loans in the second quarter of 2012. Commercial real estate lending diversifies our loan portfolio and gives us the opportunity to earn more income because these loans have higher interest rates than residential mortgages in order to compensate for the increased credit risk. At December 31, 2016, commercial real estate loans represented 39.09% of our loan portfolio.

Controlling our operating expense while continuing to provide excellent customer service. In early December 2016, we closed our Appleyard branch due to underutilization, which we expect to result in an annual cost savings of approximately $240,000.  Our existing infrastructure, personnel and fixed operating base can support a substantially larger asset base.  As a result we believe we can cost-effectively grow as we continue to meet the financial needs of the communities in which we operate.  We believe that we can be more effective in servicing our customers than many of our non-local competitors because our employees and senior management are able to respond promptly to customer needs and inquiries.  Our ability to provide these services is enhanced by the experience of our executive officers, who have an average of over 30 years' experience in the financial services industry.

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
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
General. Total assets increased $15.4 million, or 9.7%, to $173.2 million at December 31, 2016 from $157.8 million at December 31, 2015. The increase in total assets was due primarily to increases in net loans slightly offset by a decrease in securities.  Net loans increased $20.7 million, while securities decreased $4.6 million during the year ended December 31, 2016. The net increase in assets was funded by a $7.4 million, or 5.7%, increase in deposits and an increase in FHLB advances of $7.8 million from December 31, 2015 to December 31, 2016.
Loans.  Our net loan portfolio increased $20.7 million or 18.2% to $134.1 million at December 31, 2016 from $113.4 million at December 31, 2015.  Consistent with our strategy to diversify our loan portfolio, commercial real estate loans increased $9.5 million  or 22.0% and one- to four-family real estate mortgage loans increased $10.3 million, or 22.3%, while construction and lot loans decreased $928,000.  Consumer loans decreased $882,000 primarily due to a $443,000 decrease in home equity loans and $304,000 decrease in credit cards and unsecured loans.  Total loan originations increased $13.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and loan repayments increased $11.2 million during the year.  We originated $16.3 million and sold $1.1 million of one- to four-family real estate mortgage loans to generate additional income, consistent with our strategy to increase our loan portfolio.
Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2016 was $924,000, or 0.69% of total loans, compared to $895,000, or 0.78% of total loans, at December 31, 2015.  Nonperforming loans increased to $2.5 million at December 31, 2016 from $1.8 million at December 31, 2015.  Nonperforming loans to total loans increased to 1.88% at December 31, 2016 from 1.54% at December 31, 2015.  Loans on nonaccrual which were less than ninety days past due totaled $335,000 at December 31, 2016 compared to $203,000 at December 31, 2015.
Deposits.  Total deposits increased $7.4 million, or 5.7%, to $137.9 million at December 31, 2016 from $130.5 million at December 31, 2015.  This increase was due primarily to an increase in savings, money-market deposit accounts, and noninterest-bearing deposit accounts, partially offset by a decrease in time deposits as some bank customers chose to move maturing time deposits into money-market deposit accounts due to relatively comparable low interest rates, the immediate availability of funds and the anticipation of higher time deposit rates in the future.
Borrowings.  FHLB advances increased to $12.8 million at December 31, 2016 from $5.0 million at December 31, 2015.  These advances mature in 2017 and had a weighted average fixed rate of 0.63% at December 31, 2016.
Equity.  Total stockholders' equity increased $298,000 to $21.7 million at December 31, 2016, from $21.4 million at December 31, 2015.  This increase was due primarily to net earnings of $110,000 and stock-based compensation of $202,000 for the year ended December 31, 2016.

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

	Year Ended December 31,
	2016				2015
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$121,757		$5,995	4.92%	$106,302		$5,510	5.18%
Investments	18,670		369	1.98	23,451		473	2.02
FHLB stock	422		15	3.55	169		6	3.55
Other interest-earning assets	10,120		37	0.36	7,093		16	0.23

Total interest-earning assets(1)	150,969		6,416	4.25	137,015		6,005	4.38

Interest-Bearing Liabilities:
Money market	38,979		172	0.44	35,912		158	0.44
Savings	45,196		96	0.21	40,506		91	0.22
Time deposits	21,945		106	0.48	25,277		125	0.49
FHLB advances	6,604		27	0.41	815		1	0.12

Total interest-bearing liabilities	112,724		401	0.36	102,510		375	0.37

Net interest income			$6,015				$5,630
Interest rate spread				3.89%				4.01%
Net earning assets	$38,245				$34,505
Net interest margin(2)				3.98%				4.11%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.34	x			1.34	x
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

	Year Ended December 31, 2016 vs. 2015
	Increase (decrease) due to		Total increase (decrease)
	Volume	Rate

Interest earning assets:
Loans	$797	$(312)	$485
Investments	(96)	(8)	(104)
FHLB stock	9	-	9
Other interest-earning assets	7	14	21

Total interest-earning assets	717	(306)	411

Interest-bearing liabilities:
Money market	14	-	14
Savings	9	(4)	5
Time deposits	(17)	(2)	(19)
FHLB advances	7	19	26

Total interest-bearing liabilities	13	13	26

Net interest income	$704	$(319)	$385

Comparison of Results of Operation for the Year Ended December 31, 2016 and 2015
General.  For the year ended December 31, 2016 we recorded net earnings of $110,000 or $0.12 per basic and $0.11 diluted earnings per share compared to recorded net loss of $76,000 or $(0.08) per basic and diluted loss per share for the year ended December 31, 2015, resulting in a return on average assets of 0.07% for the year ended December 31, 2016 compared to (0.05) % for last year.  The $186,000 increase in net earnings was due primarily to a $384,000 increase in net interest income and $342,000 decrease in noninterest expenses, partially offset by a $442,000 decrease in noninterest income and a $98,000 increase in income taxes.
Net Interest Income.  Net interest income increased $384,000, or 6.8%, to $6.0 million for the year ended December 31, 2016 from $5.6 million for 2015, primarily due to the increase in the average balance of our loan portfolio.  Our interest rate spread decreased to 3.89% for the year ended December 31, 2016 from 4.01% last year, while our net interest margin decreased to 3.98% for the year ending December 31, 2016 from 4.11% last year.  The ratio of average interest-earning assets to average interest-bearing liabilities for the year ended December 31, 2016 stayed unchanged from the previous year at 1.34x.

Interest Income.   Interest income for the year ended December 31, 2016 increased $411,000, or 6.8%, to $6.4 million from $6.0 million for the same period ended December 31, 2015.  The increase in interest income for the year ended December 31, 2016 was primarily due to higher average balances of loans, offset by lower yields earned on loans.  Average interest-earning loans increased to $121.8 million during the year ended December 31, 2016 compared to $106.3 million for the year ended December 31, 2015, while the average yield earned on loans declined 26 basis points to 4.92% at December 31, 2016 reflecting the continued low interest rate environment.  Interest income on investments decreased $104,000 for the year ended December 31, 2016 compared to the previous year end.  This was due to the average balance of interest-earning investments decreasing to $18.7 million from $23.4 million and the average yield decreasing to 1.98% from 2.02% as higher rate securities paid down.
Interest Expense. Interest expense for the year ended December 31, 2016 was $401,000 compared to $375,000 for last year, an increase of $26,000.  The increase was the result of increases in the average balance and rate of FHLB borrowings and an increase in the average balance of money market accounts, offset by a decrease in the average balance of time deposits.  The average balance of FHLB borrowings increased $5.8 million and the average rate increased to 0.41% from 0.12% from December 31, 2015 to 2016.  The average balance of money market accounts increased $3.1 million during the year ended December 31, 2016.  The average balance of time deposits decreased to $21.9 million for the year ended December 31, 2016 from $25.3 million for the prior year. The total average cost of interest-bearing liabilities for the year ended December 31, 2016 was 0.36% compared to 0.37% for the prior year.
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

Based on management's evaluation of the foregoing factors, we recorded a provision for loan losses of $180,000 for the year ended December 31, 2016 and 2015.  The provision for loan losses primarily reflected historical and incurred loan losses, the increase in the size of our loan portfolio, as well as the change in the mix of loans, in particular the increase in our commercial real estate loan portfolio, and the decline in net charge-offs.  Net charge-offs for the year ended December 31, 2016 were $151,000 compared to $372,000 for the year ended December 31, 2015.  Nonperforming loans to total loans at December 31, 2016 were 1.88% compared to 1.54% at December 31, 2015.  The allowance for loan losses to loans receivable, net was 0.69% at December 31, 2016 compared to 0.79% at December 31, 2015.

Management considers the allowance for loan losses at December 31, 2016 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the year ended December 31, 2016 decreased $442,000, or 18.9%, to $1.9 million compared to $2.3 million for the same period in 2015 primarily as a result of a $451,000 decrease in gain on the sale of land due to the one-time sale of land next to the home office in 2015.  In addition, noninterest income decreased due to a $98,000 decrease in the gain on loan sales and a $42,000 decrease in fees and service charges on deposit accounts, partially offset by a $22,000 increase in income from bank owned life insurance and a $138,000 increase in other income.  The decrease in the gain on loan sales was due to management's and the Board's decision to retain most mortgage loans in portfolio in order to increase interest income in the long-term, which also has the effect of reducing short-term fee income and contributed to the decline in our average yield on loans.  Management intends to continually review this strategy's effect on the Bank's interest-rate risk and recommend corrective action if deemed necessary.  Income from bank owned life insurance, which insurance was purchased in April 2015, increased due to receipt of income for the entire year ended December 31, 2016 compared to only a portion of the year ended December 31, 2015.  The increase in other income was due to a $98,000 gain on the sale of stock invested in a credit union service organization, which was include in other income, and a $52,000 gain on the sale of a former branch building in December 2016.

Noninterest Expense. Noninterest expense for the year ended December 31, 2016 was $7.6 million compared to $7.9 million for the same period in 2015, a decrease of $342,000 or 4.3%.  The largest decreases were in salaries and employee benefits, data processing services, occupancy and equipment, foreclosed real estate, and deposit insurance expenses offset slightly by increases in professional fees, advertising and promotion, and credit card expense.  The decrease in salaries and employee benefits was primarily due to a reduction of six full time equivalent employees over the last year.  The increase in professional fees was due to higher legal fees for Sunshine Community Bank related to regulatory filings associated with the recent charter change to a Florida-chartered commercial bank.
Income Taxes. For the year ended December 31, 2016, we recorded income taxes of $46,000 on before tax earnings of $156,000.  For the year ended December 31, 2015, we recorded an income tax benefit of $(52,000) on a before tax loss of $(128,000).  Our effective tax rate for the year ended December 31, 2016 was 29.5% compared to (40.6)% for the same time period in 2015.

Asset/Liability Management
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Our loans generally have longer maturities than our deposits. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. As of December 31, 2016, our one-year cumulative interest rate sensitivity gap as a percentage of total assets was a negative 2.23%, or $3.9 million, which generally means we are slightly liability sensitive, with $3.9 million  more liabilities maturing or repricing in one year than assets.  Accordingly, if interest rates rise, our net interest income would be expected to decrease because interest received on interest-earning assets, including loans and other investments, would increase slower than interest paid on interest-bearing liabilities, including deposits and borrowings.  The primary reason our gap is slightly negative is due to our lower balances in Interest-bearing deposits with banks and short term certificate of deposits.
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
The committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and our present value equity ("PVE"), which is defined as the net present value of our existing assets and liabilities.  The committee also valuates these impacts against the potential changes in net interest income and market value of our portfolio equity that are monitored by the board of directors of Sunshine Community Bank generally on a quarterly basis.
Our asset/liability management strategy sets limits on the change in PVE given certain changes in interest rates.  The table presented here, as of December 31, 2016, is forward-looking information about our sensitivity to changes in interest rates.  The table incorporates data from an independent service, as it relates to maturity repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities.  Interest rate risk is measured by changes in PVE for instantaneous parallel shifts in the yield curve up 300 basis points and down 100 basis points.  Given the relatively low level of market interest rates, a PVE calculation for a decrease of greater than 100 basis points has not been prepared. As illustrated in the table below, our PVE would benefit more from a decrease in market rates of interest than an increase.  An increase in rates would negatively impact our PVE as a result of costs of deposit accounts increasing more rapidly than yields on loans due to the fixed rate nature of a large portion of our loan portfolio and that the prepayments on those loans would slow significantly.  As rates rise, the market value of fixed rate assets generally declines due to both the rate increases and slowing prepayments.

December 31, 2016
Change in Interest Rates in Basis Points	Present Value Equity ($ in thousands)				PVE Ratio %
	Amount	$ Change	% Change
+300	$17,680	$(7,150)	(28.80	) %	11.34%
+200	19,799	(5,031)	(20.26)		12.33
+100	22,280	(2,550)	(10.27)		13.44
Base	24,830	-	-		14.52
-100	26,754	1,924	7.75		15.21
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

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $6 million with a correspondent bank and a $41.8 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2016 the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%, compared to $5.0 million outstanding in FHLB advances that matured in 2016 at a weighted average fixed rate of 0.39%.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the year ended December 31, 2016, cash provided by operating activities totaled $940,000, compared to $603,000 in cash provided by operating activities for the year ended December 31, 2015.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $15.6  million for the year ended December 31, 2016, compared to cash used of $9.2 million for last year.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $15.2 million for the year ended December 31, 2016, compared to net cash provided of $6.4 million in 2015.  These changes were primarily due to increases in deposits and FHLB advances partially offset by common stock repurchases.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for repurchasing shares pursuant to any Board approved stock repurchase program and paying any dividends, when and if declared by the Board, to its shareholders.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $311,000.
We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments to extend credit at December 31, 2016, is as follows (in thousands):

Unused lines of credit	$17,905

Capital Resources
Sunshine Community Bank is subject to minimum capital requirements imposed by FDIC regulations.  Based on its capital levels at December 31, 2016, Sunshine Community Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Community Bank to maintain a "well-capitalized" status under the capital categories of the FDIC.  At December 31, 2016, Sunshine Community Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a common equity Tier 1 ("CET1") capital ratio of 14.61% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 11.42% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 14.61%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 15.34%, which is above the required level of 10.00%.  Management is not aware of any conditions or events since the most recent notification that would change our category.  For additional information, see "Business - How We Are Regulated – Sunshine Community Bank -- Capital Rules" in Part I, Item 1 of this Form 10-K for capital rules that Sunshine Community Bank became subject to as of January 1, 2015.

At December 31, 2016, stockholders' equity at Sunshine Community Bank totaled $21.1 million.  Management monitors the capital levels of Sunshine Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

Impact of Inflation
The effects of price changes and inflation can vary substantially for most financial institutions.   While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact.   Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates.   The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those good and services normally purchased by Sunshine Community Bank.   In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.   In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds.   In other years, the opposite may occur.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

 See "Asset/Liability Management" under Item 7 above.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sunshine Financial, Inc.
Tallahassee, Florida:

We have audited the accompanying consolidated balance sheets of Sunshine Financial, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 30, 2017

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share data)
	At December 31,
	2016	2015
Assets

Cash and due from banks	$2,705	$1,773
Interest-bearing deposits with banks	8,608	9,089

Cash and cash equivalents	11,313	10,862

Securities held to maturity (fair value $16,294 in 2016 and $20,854 in 2015)	16,512	21,063
Loans, net of allowance for loan losses of $924 and $895	134,077	113,422
Premises and equipment, net	3,662	4,591
Bank owned life insurance	3,172	3,075
Federal Home Loan Bank stock, at cost	684	348
Deferred income taxes	2,550	2,613
Accrued interest receivable	449	322
Foreclosed real estate	141	433
Other assets	649	1,099

Total assets	$173,209	$157,828

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	31,247	28,211
Money-market deposit accounts	39,633	36,524
Savings accounts	46,989	41,717
Time deposits	20,033	24,018

Total deposits	137,902	130,470

Federal home loan bank advances	12,750	5,000
Official checks	541	526
Other liabilities	360	474

Total liabilities	151,553	136,470

Commitments and contingencies (Notes 5, 9 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,039 and 1,030,898 shares issued and outstanding at December 31, 2016 and 2015, respectively	10	10
Additional paid in capital	7,374	7,285
Retained earnings	14,743	14,633
Unearned Employee Stock Ownership Plan shares	(471)	(570)

Total stockholders' equity	21,656	21,358

Total liabilities and stockholders' equity	$173,209	$157,828

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Interest income:
Loans	$5,995	$5,510
Securities	369	473
Other	52	22

Total interest income	6,416	6,005

Interest expense:
Deposit accounts	374	374
Federal home loan bank borrowings	27	1

Total interest expense	401	375

Net interest income	6,015	5,630

Provision for loan losses	180	180

Net interest income after provision for loan losses	5,835	5,450

Noninterest income:
Fees and service charges on deposit accounts	1,419	1,461
Gain on loan sales	36	134
Gain on sale of land	-	451
Gain on sale of foreclosed real estate	12	39
Fees and charges on loans	154	138
Income from bank owned life insurance	97	75
Other	180	42

Total noninterest income	1,898	2,340

Noninterest expenses:
Salaries and employee benefits	3,393	3,673
Occupancy and equipment	1,103	1,123
Data processing services	1,232	1,285
Professional fees	695	638
Deposit insurance	87	125
Advertising and promotion	86	58
Stationery and supplies	75	67
Telephone communications	103	132
Foreclosed real estate	46	83
Credit card expense	154	135
Other	603	599

Total noninterest expenses	7,577	7,918

Earnings before income tax expense (benefit)	156	(128)

Income tax expense (benefit)	46	(52)

Net earnings (loss)	$110	$(76)

Basic earnings (loss) per common share	$0.12	$(0.08)

Diluted earnings (loss) per common share	$0.11	$(0.08)
See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2016 and 2015
($ In thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2014	1,094,110	$10	8,334	14,709	(665)	22,388

Net loss	-	-	-	(76)	-	(76)

Repurchase of common stock	(63,212)	-	(1,144)	-	-	(1,144)

Stock based compensation expense	-	-	176	-	-	176

Common stock allocated to ESOP participants	-	-	(81)	-	95	14

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net earnings	-	-	-	110	-	110

Repurchase of common stock	(1,859)	-	(33)	-	-	(33)
Stock based compensation expense	-	-	202	-	-	202

Stock options exercised Common stock allocated to Employee Stock Ownership Plan ("ESOP") participants	1,000 -	- -	11 (91)	- -	- 99	11 8

Balance, December 31, 2016	1,030,039	$10	7,374	14,743	(471)	21,656

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$110	$(76)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	359	389
Gain on sale of land	-	(451)
Provision for loan losses	180	180
Deferred income tax benefit	63	(52)
Net amortization of premiums on securities	46	49
Net change in deferred loan fees (costs)	(170)	19
Income from bank owned life insurance	(97)	(75)
Loans originated for sale	(1,237)	(6,102)
Proceeds from loans sold	1,273	6,485
Gain on sale of loans	(36)	(134)
ESOP compensation expense	8	14
Share-based compensation expense	202	176
(Increase) decrease in accrued interest receivable	(127)	28
Decrease (increase) in other assets	450	(100)
Gain on sale of foreclosed real estate	(12)	(39)
Write-down of foreclosed real estate	27	5
Increase in official checks	15	201
(Decrease) increase in other liabilities	(114)	86

Net cash provided by operating activities	940	603
Cash flows from investing activities:
Principal pay-downs on held-to-maturity securities	4,505	4,923
Purchase of bank owned life insurance	-	(3,000)
Net increase in loans	(20,765)	(11,544)
Net sales of premises and equipment	570	378
Purchase of Federal Home Loan Bank stock	(336)	(218)
Proceeds from sale of foreclosed real estate	391	298
Capital expenditures for foreclosed real estate	(14)	(31)

Net cash used in investing activities	(15,649)	(9,194)

Cash flows from financing activities:
Net increase in deposits	7,432	2,565
Net proceeds from FHLB borrowings	7,750	5,000
Cash proceeds from stock options exercised	11	-
Repurchase of common stock	(33)	(1,144)

Net cash provided by financing activities	15,160	6,421

Increase (decrease) in cash and cash equivalents	451	(2,170)

Cash and cash equivalents at beginning of year	10,862	13,032

Cash and cash equivalents at end of year	$11,313	$10,862

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$-	$-

Interest	$401	$375

Noncash transactions:
Transfer from loans to foreclosed real estate	$100	$460

See accompanying Notes to Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015 and the Years Then Ended

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

Loans Held for Sale.  The Bank originates loans for sale in the secondary market.  These loans are carried at the lower of cost or estimated fair value in the aggregate.  At December 31, 2016 and 2015, there were no loans held for sale.

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

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. There were no changes in the Bank's accounting policies or methodology during the years ended December 31, 2016 or 2015.

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Allowance for Loan Losses, Continued.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all mortgage loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Deferred income taxes result from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2016, management is not aware of any uncertain tax positions that would have a material effect on the Company's consolidated financial statements.

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued
Loan Servicing.  Servicing assets are recognized as separate assets when rights are retained or acquired through purchase or through sale of financial assets.  Capitalized servicing rights are amortized in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  At December 31, 2016 and 2015, the amount of loan servicing assets was immaterial.

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

Off‑Balance Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off‑balance sheet financial instruments consist of unused lines of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Deposit Liabilities.  The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  Fair values for fixed-rate time deposits are estimated using the Company's interest-rate risk management model.

Federal Home Loan Bank Advances.  Due to the short term nature as of December 31, 2016 and 2015, the carrying amount of Federal Home Loan Bank advances approximate their fair value.

Off-Balance Sheet Financial Instruments.  Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Organization and Significant Accounting Policies, Continued

Recent Pronouncements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customer (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. The Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments are effective for the Company beginning January 1, 2017.  The ASU did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is be permitted for all organizations.  Once adopted, we expect to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718).  The ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Early adoption is permitted. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The ASU is not expected to have a material impact on the Company's financial statements.

In June 2016, FASB issued Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments-Credit Losses (Topic 326).  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted. The Company is in the process of determining the effect of the ASU on its consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase; however, until our evaluation is complete the magnitude of the increase will be unknown.

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

Reclassifications.  Certain amounts in the 2015 consolidated financial statements have been reclassified to conform with the 2016 presentation.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Earnings (loss) Per Share
Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding.  For the year ended December 31, 2016 the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. For the year ended December 31, 2015 the outstanding stock options were are not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2016			2015
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Year Ended December 31:
Basic EPS:
Net earnings (loss)	$110	944,372	$0.12	$(76)	979,579	$(0.08)
Effect of dilutive securities-
Incremental shares from assumed conversion of options and restricted stock awards		33,374			-

Diluted EPS:
Net (loss) earnings	$110	977,746	$0.11	$(76)	979,579	$(0.08)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Securities Held to Maturity
Management has classified all securities as held to maturity.  The carrying amount of securities and their fair values at the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2016:
Agency mortgage-backed securities	$697	24	-	721
Agency collateralized mortgage obligations	15,815	15	(257)	15,573

	$16,512	39	(257)	16,294

At December 31, 2015:
Agency mortgage-backed securities	$1,086	42	-	1,128
Agency collateralized mortgage obligations	19,977	27	(278)	19,726

	$21,063	69	(278)	20,854

There were no securities pledged as of December 31, 2016 and 2015.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
At December 31, 2016-
Agency collateralized mortgage obligations	$(102)	10,523	(155)	3,941

At December 31, 2015-
Agency collateralized mortgage obligations	$(94)	8,332	(184)	5,839

At December 31, 2016 and 2015, the unrealized losses on twenty-one and nineteen securities, respectively, are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or the entire decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans
The loan portfolio segments and classes at the dates indicated are as follows (in thousands):

	December 31,
	2016	2015
Real estate mortgage loans:
One-to-four family	$56,601	$46,293
Commercial real estate	52,960	43,419
Construction and lot	4,247	5,175

Total real estate mortgage loans	113,808	94,887

Commercial	4,217	1,177

Consumer loans:
Home equity	7,166	7,609
Automobile	3,221	3,321
Credit cards and unsecured	5,796	6,100
Other	1,277	1,312

Total consumer loans	17,460	18,342

Total loans	135,485	114,406

Add (deduct):
Loans in process	(522)	43
Deferred loan fees (costs)	38	(132)
Allowance for losses	(924)	(895)

Total loans, net	$134,077	$113,422

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

The activity in the allowance for loan losses for the periods shown was as follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Year Ended December 31, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	108	64	9	(1)	180
Charge-offs	(69)	-	(152)	-	(221)
Recoveries	16	-	54	-	70
Ending balance	$558	74	292	-	924

Individually evaluated for impairment:
Recorded investment	$2,559	-	162	-	2,721
Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$111,249	4,217	17,298	-	132,764
Balance in allowance for loan losses	$514	74	264	-	852

Year Ended December 31, 2015:
Beginning balance	$708	10	296	73	1,087
Provision (credit) for loan loss	(232)	-	484	(72)	180
Charge-offs	(6)	-	(495)	-	(501)
Recoveries	33	-	96	-	129
Ending balance	$503	10	381	1	895

Individually evaluated for impairment:
Recorded investment	$2,728	-	221	-	2,949
Balance in allowance for loan losses	$73	-	33	-	106
Collectively evaluated for impairment:
Recorded investment	$92,159	1,178	18,120	-	111,457
Balance in allowance for loan losses	$430	10	348	1	789

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the loan credit quality at the dates indicated (in thousands):

Credit Risk	One-to-	Commercial					Credit
Profile by	Four	Real	Construc-	Commer-	Home	Auto-	Cards and
Internally	Family	Estate	tion/lot	cial	Equity	mobile	Unsecured	Other	Total
Assigned Grade:
At December 31, 2016:
Grade:

Pass	$53,573	52,960	4,218	4,217	6,843	3,198	5,760	1,195	131,964
Special mention	807	-	-	-	-	-	4	-	811
Substandard	2,221	-	29	-	323	23	32	82	2,710

Total	$56,601	52,960	4,247	4,217	7,166	3.221	5,796	1,277	135,485

At December 31, 2015:
Grade:
Pass	$41,995	43,419	5,154	1,177	7,221	3,311	6,068	1,228	109,573
Special mention	419	-	21	-	23	-	-	1	464
Substandard	3,879	-	-	-	365	10	32	83	4,369

Total	$46,293	43,419	5,175	1,177	7,609	3.321	6,100	1,312	114,406

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
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At December 31, 2016:
Real estate loans:
One-to-four family	$772	277	-	1,049	53,465	2,087	56,601
Commercial	-	-	-	-	52,960	-	52,960
Construction and lot	85	-	-	85	4,162	-	4,247
Commercial loans	17	-	-	17	4,200	-	4,217
Consumer loans:
Home equity	60	-	-	60	6,786	320	7,166
Automobile	21	-	-	21	3,178	22	3,221
Credit cards and unsecured	138	4	7	149	5,614	33	5,796
Other	-	-	-	-	1,195	82	1,277

Total	$1,093	281	7	1,381	131,560	2,544	135,485

At December 31, 2015:
Real estate loans:
One-to-four family	$698	419	-	1,117	43,832	1,344	46,293
Commercial	-	-	-	-	43,419	-	43,419
Construction and lot	-	21	-	21	5,154	-	5,175
Commercial loans	-	-	-	-	1,177	-	1,177
Consumer loans:
Home equity	77	51	-	128	7,192	289	7,609
Automobile	22	-	-	22	3,289	10	3,321
Credit cards and unsecured	54	-	7	61	6,007	32	6,100
Other	4	1	-	5	1,224	83	1,312

Total	$855	492	7	1,354	111,294	1,758	114,406

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2016:
Real estate loans-
One-to-four family	$1,985	2,037	574	591	44	2,559	2,628	44
Consumer loans-
Home equity	126	137	36	45	28	162	182	28

	$2,111	2,174	610	636	72	2,721	2,810	72

At December 31, 2015:
Real estate loans-
One-to-four family	$1,552	1,604	1,176	1,193	73	2,728	2,797	73
Consumer loans-
Home equity	56	71	165	174	33	221	245	33

	$1,608	1,675	1,341	1,367	106	2,949	3,042	106

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)  Loans, Continued
The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Year Ended December 31, 2016:
Real estate loans:
One-to-four family	$2,571	138	139
Consumer loans:
Home equity	162	11	11

Total	$2,733	149	150

For the Year Ended December 31, 2015:
Real estate loans:
One-to-four family	$2,686	125	127
Consumer loans:
Home equity	219	12	13

Total	$2,905	137	140

There were no loans entered into as troubled debt restructures during the years ended December 31, 2016 or 2015.
 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)  Premises and Equipment
Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2016	2015

Land	$791	921
Buildings and improvements	5,077	5,624
Furniture and equipment	4,632	4,616

Total, at cost	10,500	11,161

Less accumulated depreciation	6,838	6,570

Premises and equipment, net	$3,662	4,591

Certain facilities are leased under operating leases. Rental expense was $224,000 and $215,000 for the years ended December 31, 2016 and 2015, respectively.  The operating leases generally contain escalation clauses.  The future minimum lease payments are as follows (in thousands):

Year Ending
December 31,	Amount

2017	$188
2018	171
2019	121
2020	97
2021	100
Thereafter	217

$894

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)  Foreclosed Real Estate
Expenses applicable to foreclosed real estate at the dates indicated are as follows (in thousands):

	Year Ended December 31,
	2016	2015

Write-down of foreclosed real estate	$27	5
Operating expenses	19	78

	$46	83

(7)  Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $6.0 million and $7.7 million at December 31, 2016 and 2015, respectively.  Deposits in excess of $250,000 are not insured by FDIC.  The scheduled maturities of time deposits are as follows (in thousands):

Year Ending
December 31,	Amount

2017	$14,407
2018	3,715
2019	1,028
2020	711
2021	172

$20,033

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)  Federal Home Loan Bank Advances and Line of Credit
The Company also has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $41.8 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At December 31, 2016, the Company had $12.75 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.  At December 31, 2015 the Company had $5.0 million outstanding in FHLB advances that mature in 2016 at a weighted average fixed rate of 0.39%.  At December 31, 2016 and 2015, the Company had no outstanding balances on the federal funds line of credit.

(9)  Off-Balance Sheet Financial Instruments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are unused lines of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheets.  The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

At December 31,	2016

Unused lines of credit	$17,905

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)  Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments at the dates indicated are as follows (in thousands):

	At December 31, 2016		At December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents (Level 1)	$11,313	11,313	10,862	10,862
Securities held to maturity (Level 2)	16,512	16,294	21,063	20,854
Loans (Level 3)	134,077	132,454	113,422	113,558
Federal Home Loan Bank stock (Level 3)	684	684	348	348
Accrued interest receivable (Level 3)	449	449	322	322

Financial liabilities:
Deposits (Level 3)	137,902	132,280	130,470	126,230
Federal Home Loan Bank advances (Level 3)	12,750	12,750	5,000	5,000

Off-balance-sheet financial instruments (Level 3)	-	-	-	-

(11)  Income Taxes
The components of the income tax benefit for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$(17)	-
State	-	-

Total current	(17)	-

Deferred:
Federal	55	(45)
State	8	(7)

Total deferred	63	(52)

Income taxes (benefit)	$46	(52)

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The reasons for the differences between the statutory Federal income tax rate and the effective tax rate at the dates indicated are as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Loss
Income taxes (benefit) at Federal
statutory rate	$53	34.0%	$(44)	34.0%
Increase (decrease) in income tax (benefit) resulting
from State taxes, net of Federal tax	5	3.2	(4)	(3.0)
Other	(12)	(7.7)	(4)	(3.0)

Total	$46	29.5%	$(52)	(40.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at the dates indicated are presented below (in thousands):

	At December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$353	337
Net operating loss carryforwards	1,382	1,505
Other	54	156
Nonaccrual interest	565	412
Foreclosed property expenses	-	13
Premises and equipment	61	81
Stock based compensation	196	183

Total deferred tax assets	2,611	2,687

Deferred tax liabilities:
Mortgage service rights	(61)	(74)

Total deferred tax liabilities	(61)	(74)

Net deferred tax asset	$2,550	2,613

At December 31, 2016, the Company has Federal net operating loss carryforwards of approximately $3.7 million, available to offset future taxable income.  These carryforwards will begin to expire in 2028.

The Company files consolidated U.S. and Florida income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before 2013.
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The Company performs periodic evaluations on the deferred tax asset to determine if a valuation allowance is necessary. The analysis weighs positive evidence against negative evidence to determine if it is more likely than not to recognize the future benefit of the deferred tax asset. The Company's analysis includes internal forecasts that demonstrate the Company's ability to fully utilize the deferred tax asset prior to the expiration of the related net operating loss periods discussed above. The Company's internal forecasts include growth assumptions relating to loans, noninterest income and noninterest expense, as well as estimating loan losses and other nonrecurring items. Management determined that a valuation allowance against the deferred tax asset was not necessary at December 31, 2016 or 2015.

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

(13)  Related Parties
The Company makes loans to and accepts deposits from its executive officers and directors and their related entities.  The activity for the periods shown is as follows (in thousands):

	Year Ended December 31,
	2015	2014

Loans at beginning of year	$2	6
Repayments	(1)	(4)

Loans at end of year	$1	2

Deposits at end of year	$144	400

(14)  Employee Benefit Plans
The Company has a 401(k) plan for its employees who meet certain age and length-of-service requirements. For the tax year 2016, eligible employees could contribute up to $18,000 of their compensation to the plan on a pre-tax basis. Employer matching contributions were made at 100 percent of the employee contribution up to five percent. Employer contributions to the 401(k) plan were approximately $106,000 and $97,000 for 2016 and 2015, respectively.

(15)  Employee Stock Ownership Plan ("ESOP")
The Holding Company has established an ESOP which acquired 98,756 shares in exchange for a $988,000 note payable to the Holding Company. The loan is being repaid principally by the Bank through contributions to the ESOP over a period of 10 years.  The note bears interest at a fixed rate of 4.25% and is payable in annual installments and is due in 2021.  The ESOP expense was $8,000 and $14,000 for the years ended December 31, 2016 and 2015, respectively.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan
The Company's 2012 Equity Incentive Plan authorizes the grant of options or stock appreciation rights for up to 123,445 shares of the Holding Company's common stock. At December 31, 2016 and 2015, no stock appreciation rights had been granted.  The options granted have ten year terms and vest from one to five years.  At December 31, 2016, 41,945 shares remain available for grant.  A summary of the activity in the Company's stock options is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2014	84,000	11.23
Forfeited	(2,500)	10.75

Outstanding at December 31, 2015	81,500	$11.62	7.12 years
Exercised	(1,000)	$10.75

Outstanding at December 31, 2016	80,500	$11.63	6.14 years

Exercisable at December 31, 2016	10,000	$10.75	5.95 years	$ 91,500

At December 31, 2016, there was approximately $51,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a period of thirty-two months.  The total fair value of shares vesting and recognized as compensation expense was $45,000 and $29,000 for the years ended December 31, 2016 and 2015, respectively.  The Company recognized a tax benefit of $17,000 for each of the years ended December 31, 2016 and 2015.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  2012 Equity Incentive Plan, Continued
The Company's 2012 Equity Incentive Plan also authorized the grant of up to 49,378 restricted common shares.  The restricted shares granted vest in five equal annual installments, with the first installment vesting one year after the date of grant. Restricted shares generally are forfeited if employment is terminated before the restriction period expires.  The record holder of the Company's restricted shares of common stock possesses all the rights of a holder of the Company common stock, including the right to receive dividends on and to vote the restricted shares. The restricted shares may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $157,000 for 2016 and $147,000 for 2015. The income tax benefit recognized was $59,000 and $55,000 in the years ended December 31, 2016 and 2015, respectively.

A summary of the status of the Company's restricted stock and changes during the years then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2014	38,000	$16.91
Vested	(9,300)	16.88

Outstanding at December 31, 2015	28,700	16.92
Vested	(9,300)	16.88

Outstanding at December 31, 2016	19,400	$16.94

Total unrecognized compensation cost related to these nonvested restricted stock amounted to approximately $300,000 at December 31, 2016.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 are as follows (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Losses	Losses (Gains) Recorded During the Year
At December 31, 2016:
One-to four-family	$574	-	-	574	44	(25)
Home equity	36	-	-	36	28	23

Total	$610	-	-	610	72	(2)

At December 31, 2015:
One-to four-family	$754	-	-	754	69	-
Home equity	16	-	-	16	5	-

Total	$770	-	-	770	74	-

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate is measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Year
At December 31, 2016-
Foreclosed real estate	$141	-	-	141	32	27

At December 31, 2015-
Foreclosed real estate	$433	-	-	433	103	5

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Regulatory Matters
On December 31, 2016, the Bank was subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation.  Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

At December 31, 2016, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories. Based on capital levels at December 31, 2016, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages at December 31, 2016 and 2015 are presented in the table (dollars in thousands):

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital Adequacy		Prompt and Corrective
	Actual		Purposes		Action Provisions
	Amount	%	Amount	%	Amount	%
At December 31, 2016:
Total Capital to Risk-
Weighted Assets	$19,539	15.34%	$10,191	8.00%	$12,739	10.00%
Tier I Capital to Risk-
Weighted Assets	18,615	14.61	7,643	6.00	10,191	8.00
Tier I Capital
to Total Assets	18,615	11.42	6,519	4.00	8,148	5.00
Common equity Tier 1Capital
to Risk-Weighted Assets	18,615	14.61	5,733	4.50	8,280	6.50

At December 31, 2015:
Total Capital to Risk-
Weighted Assets	$19,117	17.03%	$8,978	8.00%	$11,222	10.00%
Tier I Capital to Risk-
Weighted Assets	18,222	16.24	6,733	6.00	8,978	8.00
Tier I Capital
to Total Assets	18,222	12.56	5,803	4.00	7,253	5.00
Common equity Tier 1Capital
to Risk-Weighted Assets	18,222	16.24	5,050	4.50	7,295	6.50

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

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Regulatory Matters, Continued
Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a Bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.

(19)  Parent Company Only Financial Information
The Holding Company's financial information follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2016	2015
Assets

Cash	$311	517
Investment in subsidiary	21,119	20,756
Other assets	229	122

Total assets	$21,659	21,395

Liabilities and Stockholders' Equity

Other liabilities	3	37
Stockholders' equity	21,656	21,358

Total liabilities and stockholders' equity	$21,659	21,395

Condensed Statements of Operations

	Year Ended December 31,
	2016	2015

Revenues	$25	30
Expenses	(150)	(135)

Loss before earnings (loss) of subsidiary	(125)	(105)

Net earnings (loss) of subsidiary	229	(12)

Earnings (loss) before income tax benefit	104	(117)

Income tax benefit	(6)	(41)

Net earnings (loss)	$110	(76)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)  Parent Company Only Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$110	(76)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
ESOP compensation expense	8	14
Decrease in investment in subsidiary due to ESOP
compensation	68	78
Increase in other assets	(107)	(65)
(Decrease) increase in other liabilities	(34)	36
Equity in undistributed (earnings) loss of subsidiary	(229)	12

Net cash used in operating activities	(184)	(1)

Cash flows from financing activities:
Cash proceeds from stock options exercised	11	-
Repurchase of common stock	(33)	(1,144)

Net cash used in financing activities	(22)	(1,144)

Net decrease in cash	(206)	(1,145)

Cash at beginning of the year	517	1,662

Cash at end of year	$311	517

Supplemental disclosure of cash flow information:
Noncash transaction-
Stock-based compensation expense of subsidiary	$202	176

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9(A). Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2016, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management team within the period preceding the filing of this annual report.  Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

(b)    Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below.

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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on our assessment, we concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation of our independent registered public accounting firm regarding internal controls over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors
Information concerning the Company's directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017,  except for information contained under the heading "Report of the Audit Committee" a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
Information concerning the executive officers of the Company and Sunshine Community Bank is contained under the caption "Executive Officers" under Part I, Item 1 of this Form 10-K and incorporated herein by reference.

 Audit Committee Matters and Audit Committee Financial Expert
The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee during 2016 were Directors Betts (Chair), Bacon, Moore, Briglia, and Conte, each of whom was considered independent under Nasdaq listing standards.  The Board of Directors has determined that Mr. Betts is an "audit committee financial expert" as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Section 16(a) Beneficial Ownership Reporting Compliance
Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee" a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information.  The following table sets forth information as of December 31, 2016, with respect to compensation plans under which shares of common stock were issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan

2012 Equity Incentive Plan approved by security holders	80,500	$11.63	44,823	(1)

Equity Incentive Plan not approved by security holders	---	---	---

(1)	Consists of stock options and stock appreciation rights covering up to 41,945 shares of common stock and restricted stock unit awards covering up to 2,878 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 14.  Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2017, except for information contained under the heading "Report of the Audit Committee," a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Earnings for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

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

SUNSHINE FINANCIAL, INC.

Date: March 30, 2017	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr., President and Chief Executive Officer (Duly Authorized Representative)
KNOWALLMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Louis O. Davis, Jr. and Scott A. Swain his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any amendment to Sunshine Financial, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Louis O. Davis, Jr.	Date: March 30, 2017
Louis O. Davis Jr., President, Chief Executive Officer and Director (Duly authorized representative and Principal Executive Officer)

/s/ Benjamin F. Betts, Jr.	Date: March 30, 2017
Benjamin F. Betts, Jr., Chairman of the Board and Director

/s/ Susan J. Conte	Date: March 30, 2017
Susan J. Conte, Director

/s/ Richard A. Moore	Date: March 30, 2017
Richard A. Moore, Director

/s/ Fred G. Shelfer	Date: March 30, 2017
Fred G. Shelfer, Director

/s/ Robert K. Bacon	Date: March 30, 2017
Robert K. Bacon, Director

/s/ Joyce E. Chastain	Date: March 30, 2017
Joyce E. Chastain, Director

/s/ Brian P. Baggett	Date: March 30, 2017
Brian P. Baggett, Executive Vice President and Director

/s/ Corissa J. Briglia	Date: March 30, 2017
Corissa J. Briglia, Director

/s/ Scott A. Swain	Date: March 30, 2017
Scott A. Swain, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibits:
2.0	Plan of Conversion and Reorganization (incorporated herein by reference to Exhibit 2.0 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
3.1	Articles of Incorporation of Sunshine Financial, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))
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
10.1
Employment Agreement by and between Sunshine Savings Bank (now known as Sunshine Community Bank) and Louis O Davis, Jr. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.2
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and Louis O. Davis Jr. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.3
Form of Change of Control Agreement by and between Sunshine Financial, Inc. and each of Brian P. Baggett and Scott A. Swain (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-169555))

10.4
Sunshine Financial, Inc. 2012 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed on Schedule 14A on April 20, 2012 (File No. 000-54280))

10.5
Forms of Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Agreements under the 2012 Equity Incentive Plan (incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the SEC on June 29, 2012 (File No. 333-182450))

10.8
Agreement, dated February 5, 2016, by and among, Sunshine Financial, Inc., Sunshine Savings Bank (now known as Sunshine Community Bank), Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P. and Stilwell Value LLC, and Corissa J. Briglia (incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 8, 2016 (File No. 000-54280))

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