Form 10-Q
period 2017-03-31
Sunshine Financial Inc
filed 2017-05-12
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At May 12, 2017, there were issued and outstanding 1,030,039 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31

Item 4.	Controls and Procedures	31-32

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)

	At March 31, 2017	At December 31, 2016
	(Unaudited)
Assets

Cash and due from banks	$2,285	2,705
Interest-bearing deposits with banks	8,699	8,608

Cash and cash equivalents	10,984	11,313

Securities held to maturity (fair value of $15,465 and $16,294)	15,625	16,512
Loans, net of allowance for loan losses of $968 and $924	143,088	134,077
Premises and equipment, net	3,643	3,662
Bank owned life insurance	3,195	3,172
Federal Home Loan Bank stock, at cost	836	684
Deferred income taxes	2,477	2,550
Accrued interest receivable	413	449
Foreclosed real estate	137	141
Other assets	528	649

Total assets	$180,926	173,209

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$33,734	31,247
Money-market deposit accounts	40,679	39,633
Savings accounts	48,240	46,989
Time deposits	19,438	20,033

Total deposits	142,091	137,902

Federal home loan bank advances	16,000	12,750
Official checks	261	541
Other liabilities	742	360

Total liabilities	159,094	151,553

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,039 shares issued and outstanding	10	10
Additional paid in capital	7,401	7,374
Retained earnings	14,867	14,743
Unearned Employee Stock Ownership Plan ("ESOP") shares	(446)	(471)

Total stockholders' equity	21,832	21,656

Total liabilities and stockholders' equity	$180,926	173,209

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans	$1,643	1,427
Securities	81	103
Other	16	12
Total interest income	1,740	1,542

Interest expense:
Deposit accounts	92	92
Other borrowings	24	5
Total interest expense	116	97

Net interest income	1,624	1,445
Provision for loan losses	55	45
Net interest income after provision for loan losses	1,569	1,400

Noninterest income:
Fees and service charges on deposit accounts	349	352
Gain on loan sales	11	-
Gain on sale of foreclosed real estate	30	-
Fees and charges on loans	50	35
Income from bank owned life insurance	23	26
Other	9	5
Total noninterest income	472	418

Noninterest expenses:
Salaries and employee benefits	793	882
Occupancy and equipment	262	282
Data processing services	309	314
Professional fees	173	179
Deposit insurance	16	31
Advertising and promotion	15	7
Stationery and supplies	18	14
Telephone communications	27	27
Foreclosed real estate	8	15
Credit card expense	53	42
Other	170	148
Total noninterest expenses	1,844	1,941

Earnings (loss) before income tax expense (benefit)	197	(123)
Income tax expense (benefit)	73	(32)

Net earnings (loss)	$124	(91)

Basic and diluted earnings (loss) per common share	$0.13	(0.10)

Dividends per share	$-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2017 and 2016 (Unaudited)
($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(91)	-	(91)

Stock based compensation expense (unaudited)	-	-	51	-	-	51

Common stock allocated to ESOP participants (unaudited)	-	-	(22)	-	24	2

Balance, March 31, 2016 (unaudited)	1,030,898	$10	7,314	14,542	(546)	21,320

Balance, December 31, 2016	1,030,039	$10	7,374	14,743	(471)	21,656

Net earnings (unaudited)	-	-	-	124	-	124

Stock based compensation expense (unaudited)	-	-	51	-	-	51

Common stock allocated to ESOP participants (unaudited)	-	-	(24)	-	25	1

Balance, March 31, 2017 (unaudited)	1,030,039	$10	7,401	14,867	(446)	21,832

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$124	(91)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	83	97
Provision for loan losses	55	45
Deferred income tax expense (benefit)	73	(32)
Net amortization of premiums on securities	7	10
Net amortization of deferred loan fees and costs	35	7
Income from bank owned life insurance	(23)	(26)
Loans originated for sale	(421)	-
Proceeds from loans sold	432	-
Gain on sale of loans	(11)	-
ESOP compensation expense	1	2
Stock-based compensation expense	51	51
Decrease (increase) in accrued interest receivable	36	(42)
Decrease in other assets	121	155
Gain on sale of foreclosed real estate	(30)	-
(Decrease) increase in official checks	(280)	173
Increase in other liabilities	382	340
Net cash provided by operating activities	635	689
Cash flows from investing activities:
Principal pay-downs on held-to-maturity securities	880	973
Net decrease in loans	(9,101)	(1,003)
Net purchases of premises and equipment	(64)	(3)
(Purchase) redemption of Federal Home Loan Bank stock	(152)	100
Proceeds from the sale of foreclosed real estate	34	-
Capital expenditures for foreclosed real estate	-	(14)
Net cash (used) provided by investing activities	(8,403)	53

Cash flows from financing activities:
Net increase in deposits	4,189	6,487
Net proceeds (paydown) on FHLB advances	3,250	(2,500)
Net cash provided by financing activities	7,439	3,987

(Decrease) increase in cash and cash equivalents	(329)	4,729

Cash and cash equivalents at beginning of period	11,313	10,862

Cash and cash equivalents at end of period	$10,984	15,591

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$116	97

Noncash transactions:
Transfer from loans to foreclosed real estate	$-	98

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

In the opinion of management, the information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary in order to make the consolidated financial statements not misleading and for a fair representation of the results of operations for such periods. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2017 ("2016 Form 10-K"). The results for the three month period ended March 31, 2017 should not be considered as indicative of results for a full year.

2.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customer (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date.  Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. The Company's primary

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

source of revenue is interest income from financial instruments which is scoped out of this ASU. The Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The ASU also clarifies that the Company should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the Company's other deferred tax assets.  These amendments were effective for the Company beginning January 1, 2017.  The ASU did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.  Once adopted, the Company expects to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet. The Company is in the process of determining the effect of the ASU on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium.  The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share
Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding.  For the three-months ended March 31, 2017 the outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method. For the three-months ended March 31, 2016 the outstanding stock options were are not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released (dollars in thousands, except per share amounts):

	2017			2018
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Three-Months Ended March 31:
Basic EPS:
Net earnings (loss)	$124	951,161	$0.13	$(91)	940,248	$(0.10)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options		33,949			-

Diluted EPS:
Net earnings (loss)	$124	985,110	$0.13	$(91)	940,248	$(0.10)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2017
Agency mortgage-backed securities	$610	22	-	632
Agency collateralized mortgage obligations	15,015	21	(203)	14,833

Total	$15,625	43	(203)	15,465

At December 31, 2016
Agency mortgage-backed securities	$697	24	-	721
Agency collateralized mortgage obligations	15,815	15	(257)	15,573

Total	$16,512	39	(257)	16,294

There were no securities pledged at March 31, 2017 or December 31, 2016.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At March 31, 2017:
Agency collateralized mortgage obligations	$(69)	6,927	(134)	3,766

At December 31, 2016:
Agency collateralized mortgage obligations	$(102)	10,523	(155)	3,941

At March 31, 2017 and December 31, 2016 the unrealized losses on eighteen securities and twenty-one securities, respectively are considered by management to be attributable to changes in market interest rates, and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Real estate mortgage loans:
One-to four-family	$57,400	56,601
Commercial real estate	58,763	52,960
Construction and lot	4,814	4,247

Total real estate loans	120,977	113,808

Commercial loans	4,915	4,217

Consumer loans:
Home equity	7,054	7,166
Automobile and other	4,495	4,498
Credit cards and unsecured	5,558	5,796

Total consumer loans	17,107	17,460

Total loans	142,999	135,485

Add (deduct):
Loans in process	984	(522)
Deferred loan (fees) costs	73	38
Allowance for loan losses	(968)	(924)

Total loans, net	$143,088	134,077
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company has divided the loan portfolio into three portfolio segments and seven classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

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

Consumer Loans.  Consumer loans are comprised of four classes: Home Equity, Automobile, Other, and Credit cards and unsecured.  The Company offers a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by deposit accounts.  The Company also offers unsecured consumer loans including a credit card product.  The Company originates its consumer loans primarily in its market area.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

An analysis of the change in the allowance for loan losses for the periods shown follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three-Months Ended March 31, 2017:
Beginning balance	$558	74	292	-	924
Provision (credit) for loan loss	(13)	(5)	67	6	55
Charge-offs	-	-	(39)	-	(39)
Recoveries	13	-	15	-	28
Ending balance	$558	69	335	6	968

Three-Months Ended March 31, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	(35)	18	(9)	71	45
Charge-offs	-	-	(38)	-	(38)
Recoveries	3	-	22	-	25
Ending balance	$471	28	356	72	927

At March 31, 2017:
Individually evaluated for impairment:
Recorded investment	$2,547	-	210	-	2,757

Balance in allowance for loan losses	$44	-	81	-	125
Collectively evaluated for impairment:
Recorded investment	$118,430	4,915	16,897	-	140,242

Balance in allowance for loan losses	$514	69	254	6	843

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$2,559	-	162	-	2,721

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$111,249	4,217	17,298	-	132,764

Balance in allowance for loan losses	$514	74	264	-	852

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk	One to	Commercial	Construc-				Credit
Profile by	Four	Real	tion and	Commer-	Home	Automobile	Cards and
Internally	Family	Estate	Lot	cial	Equity	and Other	Unsecured	Total
Assigned Grade:
At March 31, 2017:
Grade:
Pass	$54,628	58,763	4,814	4,915	6,798	4,405	5,533	139,856
Special mention	533	-	-	-	25	-	-	558
Substandard	2,239	-	-	-	231	90	25	2,585

Total	$57,400	58,763	4,814	4,915	7,054	4,495	5,558	142,999

At December 31, 2016:
Grade:
Pass	$53,573	52,960	4,218	4,217	6,843	4,393	5,760	131,964
Special mention	807	-	-	-	-	-	4	811
Substandard	2,221	-	29	-	323	105	32	2,710

Total	$56,601	52,960	4,247	4,217	7,166	4,498	5,796	135,485

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At March 31, 2017:
Real estate loans:
One-to four-family	$1,110	5	-	1,115	54,046	2,239	57,400
Commercial real estate	-	-	-	-	58,763	-	58,763
Construction and lot	32	-	-	32	4,782	-	4,814
Commercial loans	-	-	-	-	4,915	-	4,915
Consumer loans:
Home equity	51	-	-	51	6,691	312	7,054
Automobile and other	-	-	-	-	4,405	90	4,495
Credit cards and unsecured	32	-	57	89	5,444	25	5,558

Total	$1,225	5	57	1,287	139,046	2,666	142,999

At December 31, 2016:
Real estate loans:
One-to-four family	$772	277	-	1,049	53,465	2,087	56,601
Commercial	-	-	-	-	52,960	-	52,960
Construction and lot	85	-	-	85	4,162	-	4,247
Commercial loans	17	-	-	17	4,200	-	4,217
Consumer loans:
Home equity	60	-	-	60	6,786	320	7,166
Automobile and other	21	-	-	21	4,373	104	4,498
Credit cards and unsecured	138	4	7	149	5,614	33	5,796

Total	$1,093	281	7	1,381	131,560	2,544	135,485

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2017:
Real estate loans:
One-to four-family	$1,975	2,027	572	588	44	2,547	2,615	44
Consumer loans:
Home equity	122	133	88	97	81	210	230	81

	$2,097	2,160	660	685	125	2,757	2,845	125

At December 31, 2016:
Real estate loans:
One-to four-family	$1,985	2,037	574	591	44	2,559	2,628	44
Consumer loans:
Home equity	126	137	36	45	28	162	182	28

	$2,111	2,174	610	636	72	2,721	2,810	72

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Average	Interest	Interest
	Recorded	Income	Income
	Investment	Recognized	Received
For the Three Months Ended March 31, 2017:
Real estate loans:
One-to four-family	$2,506	38	39
Consumer loans:
Home equity	130	2	2

Total	$2,636	40	41

For the Three Months Ended March 31, 2016:
Real estate loans:
One-to four-family	2,712	34	36
Consumer loans:
Home equity	216	3	4

Total	$2,928	37	40

The Company had no troubled debt restructurings (TDR) entered into during the three months ended March 31, 2017 or 2016. There were no TDR loans that were modified within the 12 months prior to March 31, 2017, and for which there was a payment default during the three months ended March 31, 2017. The Company had no commitments to extend additional credit to borrowers owing receivables whose terms have been modified in TDRs.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.    Lines of Credit
The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $43.3 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2017, the Company had $16.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.87%.  At December 31, 2016, the Company had $12.75 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.  At March 31, 2017 and December 31, 2016, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at March 31, 2017 (in thousands):

Contract
Amount

Unused lines of credit	$13,861
Unused construction loan commitments	$3,137
Commitments to extend credit	$1,200

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At March 31, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$10,984	10,984	1	11,313	11,313	1
Securities held to maturity	15,625	15,465	2	16,512	16,294	2
Loans	143,088	144,046	3	134,077	132,454	3
Federal Home Loan Bank stock	836	836	3	684	684	3
Accrued interest receivable	413	413	3	449	449	3

Financial liabilities:
Deposits	142,091	135,904	3	137,902	132,280	3
Federal Home Loan Bank
advances	16,000	15,999	3	12,750	12,750	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2016 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of Holding Company common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $25,000 for the three months ended March 31, 2017 and $24,000 for the three months ended March 31, 2016.  At March 31, 2017 and 2016, there were 39,601 and 49,477 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan
On May 23, 2012, the Holding Company's stockholders approved the 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock. The options granted have ten year terms and vest from one to five years.  A summary of the activity in stock options under the Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2015	81,500	$11.62

Outstanding at March 31, 2016	81,500	$11.62	6.87 years

Outstanding at December 31, 2016	80,500	11.63

Outstanding at March 31, 2017	80,500	$11.63	5.88 years	$698,000

Exercisable at March 31, 2017	10,000	$10.75	5.70 years	$ 95,500

At March 31, 2017, there was approximately $40,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of twenty-eight months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for both the three-months ended March 31, 2017 and 2016.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  2012 Equity Incentive Plan, Continued
The Plan also authorizes the grant of up to 49,378 shares of restricted stock.  The restricted stock awarded under the Plan vests equally over five years from the date of grant. Restricted stock awards are forfeited if employment is terminated before the restriction period expires.  The record holder of the Holding Company's restricted stock possesses all the rights of a holder of the Holding Company common stock, including the right to receive dividends on and to vote the restricted stock. The restricted stock may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $39,000 for both the three months ended March 31, 2017 and March 31, 2016. The income tax benefit recognized was $15,000 for the three months ended March 31, 2017 and 2016.

A summary of the activity in restricted stock under the Plan is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2015	28,700	$16.92

Outstanding at March 31, 2016	28,700	16.92

Outstanding at December 31, 2016	19,400	16.94

Outstanding at March 31, 2017	19,400	$16.94

Total unrecognized compensation cost related to these non-vested restricted stock amounted to approximately $261,000 at March 31, 2017.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At March 31, 2017:
One-to four-family	$572	-	-	572	44	-
Home equity	35	-	-	35	28	-

Total	$607	-	-	607	72	-

At December 31, 2016:
One-to four-family	$574	-	-	574	44	-
Home equity	36	-	-	36	28	-

Total	$610	-	-	610	72	-

Foreclosed real estate is recorded at fair value less estimated costs to sell.  Foreclosed real estate which is measured at fair value on a nonrecurring basis is summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant		Losses
		Identical	Observable	Unobservable		Recorded
	Fair	Assets	Inputs	Inputs	Total	During the
	Value	(Level 1)	(Level 2)	(Level 3)	Losses	Period
At March 31, 2017:
Foreclosed real estate	$137	-	-	137	-	-

At December 31, 2016:
Foreclosed real estate	$141	-	-	141	32	27

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

On March 31, 2017, the Bank was subject to minimum capital requirements imposed by the Federal Deposit Insurance Corporation.  Capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

At March 31, 2017, the Bank exceeded all regulatory capital requirements. Consistent with its goals to operate a sound and profitable organization, the Bank's policy is to maintain a "well-capitalized" status under the capital categories. Based on capital levels at March 31, 2017, the Bank was considered to be well-capitalized.

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At March 31, 2017:
Total Capital to Risk-
Weighted Assets	$19,821	14.71%	$10,782	8.00%	$13,477	10.00%
Tier I Capital to Risk-
Weighted Assets	18,853	13.99	8,086	6.00	10,782	8.00
Tier I Capital
to Total Assets	18,853	11.33	6,659	4.00	8,323	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,853	13.99	6,065	4.50	8,760	6.50

At December 31, 2016:
Total Capital to Risk-
Weighted Assets	19,539	15.34	10,191	8.00	12,739	10.00
Tier I Capital to Risk-
Weighted Assets	18,615	14.61	7,643	6.00	10,191	8.00
Tier I Capital
to Total Assets	18,615	11.42	6,519	4.00	8,148	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,615	14.61	5,733	4.50	8,280	6.50

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based common equity tier 1 ("CET1") capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As March 31, 2017, the Bank's CET1 capital exceeded the required capital conservation buffer.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

As used in this report, the terms "we," "our," "us," "Sunshine Financial" and "Company" refer to Sunshine Financial, Inc. including its wholly-owned subsidiary, Sunshine Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this report, as well as in future filings by us with the U.S. Securities and Exchange Commission ("SEC"), in our press release or other public or shareholder communications, or in oral statements made with the approval or an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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
•
results of examinations of us by the Florida Office of Financial Regulation ("FOFR"), the Federal Deposit Insurance Corporation ("FDIC") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including relating to fair value accounting and loan loss reserve requirements; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report and our Form 10-K for the year ended December 31, 2016 filed on March 30, 2017 ("2016 Form 10-K") and our other reports filed with the SEC.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

General

Sunshine Financial, a Maryland corporation, is the holding company for its wholly owned subsidiary, Sunshine Community Bank.  Sunshine Community Bank was originally chartered as a credit union in 1952 as Sunshine State Credit Union to serve state government employees in the metropolitan Tallahassee area.  On July 1, 2007, we converted from a state-chartered credit union known as Sunshine State Credit Union to a federal mutual savings bank known as Sunshine Savings Bank, and in 2009 reorganized into the mutual holding company structure.  On April 5, 2011, the Company completed a public offering as part of Sunshine Saving Bank's conversion and reorganization from a mutual holding company to a public stock holding company structure.

On July 1, 2016, Sunshine Savings Bank completed its conversion from a federal savings bank charter to a Florida state bank charter, changing its name to Sunshine Community Bank.  As a Florida-chartered financial institution, the FOFR is the primary regulator for Sunshine Community Bank, with additional federal oversight provided by the FDIC.  Sunshine Financial is regulated by the Board of Governors of the Federal Reserve System.

We currently operate out of five full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans commercial real estate loans, commercial business loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans in our market area.

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

Critical Accounting Policies

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company's 2016 Form 10-K under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies." That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company's critical accounting policies and estimates as previously disclosed in the Company's 2016 Form 10-K.
Comparison of Financial Condition at March 31, 2017 and December 31, 2016

 General.  Total assets increased $7.7 million, or 4.5%, to $180.9 million at March 31, 2017 from $173.2 million at December 31, 2016 funded by a $4.2 million increase in deposits and $3.2 million increase in Federal Home Loan Bank advances. The composition of total assets changed during the three months ended March 31, 2017 reflecting a $9.0 million increase in net loans, slightly offset by a $1.0 million decrease in securities held to maturity.

 Loans.  Our net loan portfolio increased $9.0 million, to $143.1 million at March 31, 2017 from $134.1 million at December 31, 2016.  The increase in loans was primarily due to a $7.2 million increase in real estate loans, principally commercial real estate, partially offset by decreases in consumer loans.

 Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2017 was $968,000, or 0.68% of total loans, compared to $924,000, or 0.69% of total loans, at December 31, 2016.  Nonperforming loans increased to $2.7 million at March 31, 2017 compared to $2.5 million at December 31, 2016.  Nonperforming loans to total loans decreased to 1.86% at March 31, 2017 from 1.88% at December 31, 2016 as a result of the increase in our loan portfolio.

 Deposits.  Total deposits increased $4.2 million, or 3.0%, to $142.1 million at March 31, 2017 from $137.9 million at December 31, 2016.  This increase was due to a $2.5 million increase in noninterest bearing deposits, a $1.0 million increase money-market deposit accounts and a $1.3 million increase in savings accounts, partially offset by a $595,000 decrease in time deposits.

 Borrowings.  Total FHLB borrowings increased $3.2 million, or 25.5%, to $16.0 million at March 31, 2017 from $12.8 million at December 31, 2016, which funds were used to fund loan demand.

 Equity.  Total stockholders' equity increased $176,000 to $21.8 million at March 31, 2017.  This increase was primarily due to net earnings of $124,000, and stock-based compensation of $51,000 for the three-months ended March 31, 2017.

Results of Operations

Average Balances, Interest and Average Yields/Cost.  The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Income and yields on tax-exempt obligations have not been computed on a tax equivalent basis.  All average balances are daily average balances. Nonaccruing loans have been included in the table as loans carrying a zero yield for the period they have been on non-accrual.

	Three Months Ended March 31,
	2017				2016
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$138,080		$1,643	4.76%	$113,599		$1,427	5.03%
Securities held to maturity	16,097		81	2.01	20,601		103	2.01
Other interest-earning assets (2)	4,238		16	1.51	7,545		12	0.63

Total interest-earning assets	158,415		1,740	4.39	141,745		1,542	4.35

Noninterest-earning assets	13,910				15,195

Total assets	$172,325				$156,940

Interest-bearing liabilities:
MMDA and statement savings accounts	87,137		69	0.32	79,830		64	0.32
Time deposits	19,722		23	0.47	23,554		28	0.48
FHLB advances	13,925		24	0.69	4,815		5	0.43

Total interest-bearing liabilities	120,784		116	0.38	108,199		97	0.36

Noninterest-bearing liabilities	29,768				27,362
Equity	21,773				21,379

Total liabilities and equity	$172,325				$156,940

Net interest income			$1,624				$1,445

Net interest rate spread (3)				4.01%				3.99%

Net interest margin (4)				4.10%				4.08%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.31	x

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

Comparison of the Three Months Ended March 31, 2017 and 2016

General. Net earnings for the three months ended March 31, 2017 were $124,000 compared to a net loss of $91,000 for the three months ended March 31, 2016, resulting in an annualized return on average assets of 0.29% for the three months ended March 31, 2017 and (0.23)% for the three months ended March 31, 2016.  The increase in net earnings was due to an increase in our net interest income, an increase in our noninterest income, and a decrease in our noninterest expense, slightly offset by an increase in our provision for loan losses.

Net Interest Income.  Net interest income increased $179,000, or 12.4%, to $1.6 million for the three months ended March 31, 2017, compared to $1.4 million for the three months ended March 31, 2016. The increase was primarily due to a $198,000, or 12.8%, increase in interest income, partially offset by a $19,000 increase in interest expense.  Our net interest rate spread increased to 4.01% for the three months ended March 31, 2017 from 3.99% for the same period in 2016, while our net interest margin increased to 4.10% at March 31, 2017 from 4.08% at March 31, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended March 31, 2017 and 2016 was 1.31x.

Interest Income. Interest income for the three months ended March 31, 2017 increased $198,000, or 12.8%, to $1.7 million compared to the three month period ended March 31, 2016.  The increase in interest income for the three months ended March 31, 2016 was primarily due to a $24.5 million increase in average loans outstanding during the three months ended March 31, 2017 compared to the three months ended 2016, partially offset by a 27 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $138.1 million for the three months ended March 31, 2017, from $113.6 million for the same period in 2016.  The average rate on loans receivable decreased to 4.76% for the three months ended March 31, 2017 compared to 5.03% for the three months ended March 31, 2016.

Interest Expense. Interest expense for the three months ended March 31, 2017 increased $19,000, or 19.9%, to $116,000 from $97,000 for the same period ended March 31, 2016.  The increase in interest expense for the three months ended March 31, 2017 was primarily due to an increase in both the average balance of, and rate paid on, FHLB borrowing during the three months ended March 31, 2017 compared to the same period the prior year.  The average balance of FHLB advances increased $9.1 million, or 189.2%, to $13.9 million during the quarter ended March 31, 2017 compared to $4.8 million during the same period in 2016.  The average rate paid on FHLB advances increased 26 basis points to 0.69% for the three months ended March 31, 2017 compared to 0.43% for the three months ended March 31, 2016.  Our total cost of funds for the three months ended March 31, 2017 was 0.38% compared to 0.36% for the three months ended March 31, 2016.

Provision for Loan Losses.  We establish an allowance for loan losses by charging amounts to the loan provision at a level required to reflect estimated credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers, among other factors, historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, prevailing economic conditions and current risk factors specifically related to each loan type.  See "- Critical Accounting Policies -- Allowance for Loan Loss" in our 2016 Form 10-K for a more detailed description of the manner in which the provision for loan losses is established.

Comparison of the Three Months Ended March 31, 2017 and 2016, Continued

Based on management's evaluation of the foregoing factors, we recorded a provision for loan losses of $55,000 for the three months ended March 31, 2017 compared to $45,000 for the three months ended March 31, 2016.  The provision for loan losses primarily reflected historical and incurred/probable loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans, in particular the increase in our commercial real estate loan portfolio.  Net charge-offs for the three months ended March 31, 2017 were $11,000 compared to net charge-offs of $13,000 for the three months ended March 31, 2016.  Nonperforming loans to total loans at March 31, 2017 were 1.86% compared to 1.88% at December 31, 2016.  The allowance for loan losses to loans receivable, net was 0.67% at March 31, 2017 compared to 0.69% at December 31, 2016.

Management considers the allowance for loan losses at March 31, 2017 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended March 31, 2017 increased $54,000, or 13.0%, to $472,000 compared to $418,000 for the same period in 2016 as a result of a $30,000 increase in the gain on sale of foreclosed real estate, a $15,000 increase in fees and charges on loans and an 11,000 increase in gain on loan sales.  The gain on the sale of foreclosed assets was the result of the sale of one lot during the three months ended March 31, 2017, compared to no sales of foreclosed assets during the comparable period in 2016.  Fees and charges on loans increased during the period as a result of the increase in the origination of commercial real estate loans during the period.  The increase in the gain on loan sales was due to the sales of originated FHA loans which the Bank does not service, with no comparable sales during the same period in 2016.  Management and the Board have continued its practice to retain most mortgage loans in portfolio in order to increase interest income in the long-term.    Management intends to continually review this strategy's effect on the Bank's interest-rate risk and recommend corrective action if deemed necessary.

Noninterest Expense. Noninterest expense for the three months ended March 31, 2017 decreased $97,000, or 5.0%, as compared to the same period in 2016.  The largest decreases were in salaries and employee benefits, occupancy and equipment and deposit insurance.  The decreases in salaries and employee benefits are due to an increase in deferred loan origination costs because of the increase in commercial real estate lending volume.  The decrease in occupancy and equipment expense is due to the sale of a branch office in December 2016 and the decrease in deposit insurance is due to lower FDIC rates.

 Income Taxes. For the three months ended March 31, 2017, we recorded income taxes of $73,000 on before tax earnings of $197,000.  For the three months ended March 31, 2016, we recorded an income tax benefit of $32,000 on a before tax loss of $123,000.  Our effective tax rate for the three months ended March 31, 2017 was 37.1% compared to an effective tax benefit rate of 26.0% for the same time period in 2016.

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $43.3 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At March 31, 2017 the Company had $16.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.87%.  At December 31, 2016 the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.

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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the quarter ended March 31, 2017, cash provided by operating activities totaled $635,000.  Net cash used by investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $8.4 million for the quarter ended March 31, 2017.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $7.4 million for the quarter ended March 31, 2017.
In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and funds paid out for Company stock repurchases, when and if declared by the Board.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.  At March 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $398,000.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the quarter ended March 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
A summary of our off-balance sheet commitments at March 31, 2017, is as follows (in thousands):
Unused lines of credit	$16,998
Commitments to extend credit	$1,200

Capital Resources
On July 1, 2016, the Bank converted to a State of Florida commercial bank, and is now subject to the same regulatory minimum capital requirements as when it was regulated by the Office of the Comptroller of the Currency. At March 31, 2017, the Bank exceeded all regulatory capital requirements.

Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Savings Bank to maintain a "well-capitalized" status under the capital categories of the

Bank regulations.  At March 31, 2017, Sunshine Community Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a CET1 capital ratio of 13.99% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 11.33% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 13.99%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 14.71%, which is above the required level of 10.00%.

Management is not aware of any conditions or events that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At March 31, 2017, stockholders' equity at Sunshine Community Bank totaled $21.3 million. Management monitors the capital levels of Sunshine Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.
For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sunshine Financial was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2017 Sunshine Financial would have exceeded all regulatory capital requirements.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

   The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of March 31, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

  There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUNSHINE FINANICAL, INC.

Date: May 12, 2017	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 12, 2017	By:	/s/ Scott A. Swain
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

11.0	Statement re computation of per share earnings (See Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Form10-Q).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.0	Section 1350 Certification

101	Interactive Data Files