Form 10-Q
period 2017-06-30
Sunshine Financial Inc
filed 2017-08-10
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X ]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At August 10, 2017, there were issued and outstanding 1,030,039 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)
	At June 30, 2017	At December 31, 2016
	(Unaudited)
Assets

Cash and due from banks	$1,984	2,705
Interest-bearing deposits with banks	5,713	8,608

Cash and cash equivalents	7,697	11,313

Securities held to maturity (fair value of $14,660 and $16,294)	14,750	16,512
Loans, net of allowance for loan losses of $1,077 and $924	150,216	134,077
Premises and equipment, net	3,590	3,662
Bank owned life insurance	3,217	3,172
Federal Home Loan Bank stock, at cost	963	684
Deferred income taxes	2,410	2,550
Accrued interest receivable	427	449
Foreclosed real estate	137	141
Other assets	549	649

Total assets	$183,956	173,209

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$32,620	31,247
Money-market deposit accounts	42,110	39,633
Savings accounts	48,050	46,989
Time deposits	18,694	20,033

Total deposits	141,474	137,902

Federal home loan bank advances	19,000	12,750
Official checks	490	541
Other liabilities	1,021	360

Total liabilities	161,985	151,553

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,039 shares issued and outstanding	10	10
Additional paid in capital	7,422	7,374
Retained earnings	14,959	14,743
Unearned Employee Stock Ownership Plan shares	(420)	(471)

Total stockholders' equity	21,971	21,656

Total liabilities and stockholders' equity	$183,956	173,209

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$1,735	$1,469	3,378	2,897
Securities	76	95	157	198
Other	18	13	34	25
Total interest income	1,829	1,577	3,569	3,120

Interest expense:
Deposit accounts	94	92	186	184
Other borrowings	40	4	64	9
Total interest expense	134	96	250	193

Net interest income	1,695	1,481	3,319	2,927

Provision for loan losses	50	45	105	90

Net interest income after provision for loan losses	1,645	1,436	3,214	2,837

Noninterest income:
Fees and service charges on deposit accounts	346	355	695	707
Gain on sale of loans	-	21	11	21
Gain on sale of foreclosed real estate	-	-	30	-
Fees and charges on loans	58	40	107	76
Income from bank owned life insurance	22	23	45	49
Other	5	46	15	49
Total noninterest income	431	485	903	902

Noninterest expenses:
Salaries and employee benefits	817	878	1,609	1,761
Occupancy and equipment	251	276	513	558
Data processing services	330	294	625	608
Professional fees	207	182	380	361
Deposit insurance	16	32	32	63
Stationery and supplies	27	23	46	37
Telephone and postage	24	26	51	52
Credit card expense	36	41	102	83
Other	209	155	403	325
Total noninterest expenses	1,917	1,907	3,761	3,848

Earnings (loss) before income taxes (benefit)	159	14	356	(109)
Income taxes (benefit)	67	8	140	(24)

Net earnings (loss)	$92	$6	216	(85)

Basic earnings (loss) per common share	$0.10	$0.01	0.23	(0.09)

Diluted earnings (loss) per common share	$0.09	$0.01	0.22	(0.09)

Dividends per common share	$-	$-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2017 and 2016
 ($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(85)	-	(85)

Stock based compensation expense (unaudited)	-	-	102	-	-	102

Stock issued for options exercised (unaudited)	1,000		11			11

Common stock allocated to ESOP participants (unaudited)	-	-	(45)	-	49	4

Balance, June 30, 2016 (unaudited)	1,031,898	$10	7,353	14,548	(521)	21,390

Balance, December 31, 2016	1,030,039	$10	7,374	14,743	(471)	21,656

Net earnings (unaudited)	-	-	-	216	-	216

Stock based compensation expense (unaudited)	-	-	100	-	-	100

Common stock allocated to ESOP participants (unaudited)	-	-	(52)	-	51	(1)

Balance, June 30, 2017 (unaudited)	1,030,039	$10	7,422	14,959	(420)	21,971

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six-Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$216	(85)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	160	186
Provision for loan losses	105	90
Deferred income taxes (benefit)	140	(8)
Net amortization of premiums on securities	12	22
Net amortization of deferred loan fees and costs	77	5
Income from bank owned life insurance	(45)	(49)
Loans originated for sale	(421)	(642)
Proceeds from loans sold	432	663
Gain on sale of loans	(11)	(21)
ESOP compensation expense	(1)	4
Stock-based compensation expense	100	102
Decrease (increase) in accrued interest receivable	22	(41)
Decrease in other assets	100	55
Gain on sale of foreclosed real estate	(30)	-
Write-down of foreclosed real estate	-	27
Decrease in official checks	(51)	(90)
Increase in other liabilities	661	446

Net cash provided by operating activities	1,466	664
Cash flows from investing activities:
Principal pay-downs on securities held-to-maturity	1,750	2,155
Net increase in loans	(16,321)	(5,983)
Net purchases of premises and equipment	(88)	(110)
Purchase of Federal Home Loan Bank stock	(279)	(28)
Proceeds from sale of foreclosed real estate	34	-
Capital expenditures to foreclosed real estate	-	(14)

Net cash used in investing activities	(14,904)	(3,980)

Cash flows from financing activities:
Net increase in deposits	3,572	6,224
Cash proceeds from stock options exercised	-	11
Net proceeds on Federal Home Loan Bank advances	6,250	500

Net cash provided by financing activities	9,822	6,735

(Decrease) increase in cash and cash equivalents	(3,616)	3,419

Cash and cash equivalents at beginning of period	11,313	10,862

Cash and cash equivalents at end of period	$7,697	14,281

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$250	193

Noncash transaction-
Transfer from loans to foreclosed real estate	$-	98

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring accruals) which are necessary in order to present fairly the consolidated financial position at June 30, 2017 and the results of operations for the three- and six-month periods ended June 30, 2017 and 2016. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2017 ("2016 Form 10-K").  The results of operations for the three- and six-month periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Index
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

Index

 SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium, the amendments require the premium to be amortized to the earliest call date.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.   Earnings (Loss) Per Share

Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three- and six-months ended June 30, 2017, and the three-months ended June 30, 2016, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the six-months ended June 30, 2016, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share	Earnings	Average	Share
	Earnings	Shares	Amount	(loss)	Shares	Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss)	$92	954,392	$0.10	$3	943,137	$0.01
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		37,681			33,064

Diluted EPS:
Net earnings (loss)	$92	992,073	$0.09	$6	976,201	$0.01

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Six Months Ended June 30:
Basic EPS:
Net earnings (loss)	$216	953,157	$0.23	$(85)	941,903	$(0.09)
Effect of dilutive securities:
Incremental shares from assumed conversion
of options and restricted stock awards		37,987			-

Diluted EPS:
Net earnings (loss)	$216	991,144	$0.22	$(85)	941,903	$(0.09)

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2017
Agency mortgage-backed securities	$535	19	-	554
Agency collateralized mortgage obligations	14,215	42	(151)	14,106

Total	$14,750	61	(151)	14,660

At December 31, 2016
Agency mortgage-backed securities	697	24	-	721
Agency collateralized mortgage obligations	15,815	15	(257)	15,573

Total	$16,512	39	(257)	16,294

There were no securities pledged at June 30, 2017 or December 31, 2016.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At June 30, 2017:
Agency collateralized mortgage obligations	$(50)	4,205	(101)	3,627

At December 31, 2016:
Agency collateralized mortgage obligations	$(102)	10,523	(155)	3,941

At June 30, 2017 and December 31, 2016, the unrealized losses on eighteen securities and twenty-one securities, respectively are considered by management to be attributable to changes in market interest rates and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Real estate mortgage loans:
One-to four-family	$60,907	56,601
Commercial real estate	63,571	52,960
Construction and lot	4,568	4,247

Total real estate loans	129,046	113,808

Commercial loans	3,700	4,217

Consumer loans:
Home equity	6,878	7,166
Automobile and other	4,429	4,498
Credit cards and unsecured	5,764	5,796

Total consumer loans	17,071	17,460

Total loans	149,817	135,485

Deduct
Loans in process	1,361	(522)
Deferred fees and discounts	115	38
Allowance for loan losses	(1,077)	(924)

Total loans, net	$150,216	134,077

The Company has divided the loan portfolio into three portfolio segments and seven classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of three classes: One- to four-family, Commercial real estate and Construction and lot loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family and owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to one-to-four family real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

Commercial Loans.  Commercial loans are comprised of non-real estate secured and unsecured loans.  The Company offers these commercial loans generally to its commercial real estate borrowers.

Consumer Loans.  Consumer loans are comprised of three classes: Home Equity, Automobile and Other, and Credit cards and unsecured.  The Company offers a variety of secured consumer loans, including home equity, new and used automobile, boat and other recreational vehicle loans, and loans secured by deposit accounts.  The Company also offers unsecured consumer loans including a credit card product.  The Company originates its consumer loans primarily in its market area.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to twenty years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended June 30, 2017:
Beginning balance	$558	69	335	6	968
Provision (credit) for loan loss	(112)	(1)	12	151	50
Charge-offs	-	-	(15)	-	(15)
Recoveries	68	-	6	-	74
Ending balance	$514	68	338	157	1,077

Three Months Ended June 30, 2016:
Beginning balance	$471	28	356	72	927
Provision (credit) for loan loss	22	(1)	35	(11)	45
Charge-offs	(14)	-	(53)	-	(67)
Recoveries	2	-	17	-	19
Ending balance	$481	27	355	61	924

Six Months Ended June 30, 2017:
Beginning balance	$558	74	292	-	924
Provision (credit) for loan loss	(124)	(6)	78	157	105
Charge-offs	-	-	(54)	-	(54)
Recoveries	80	-	22	-	102
Ending balance	$514	68	338	157	1,077

Six Months Ended June 30, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	(12)	17	25	60	90
Charge-offs	(14)	-	(90)	-	(104)
Recoveries	4	-	39	-	43
Ending balance	$481	27	355	61	924

At June 30, 2017:
Individually evaluated for impairment:
Recorded investment	$2,326	-	153	-	2,479

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$126,720	3,700	16,918	-	147,338

Balance in allowance for loan losses	$470	68	310	157	1,005

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$2,559	-	162	-	2,721

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$111,249	4,217	17,298	-	132,764

Balance in allowance for loan losses	$514	74	264	-	852

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk Profile by	One-to	Commercial	Constru-				Credit
Internally	Four-	Real	ction and	Comme-	Home	Automobile	Cards and
Assigned Grade:	Family	Estate	Lot	rcial	Equity	and Other	Unsecured	Total
At June 30, 2017:
Grade:
Pass	$58,335	63,571	4,542	3,700	6,697	4,341	5,721	146,907
Special mention	1,393	-	26	-	4	-	9	1,432
Substandard	1,179	-	-	-	177	88	34	1,478

Total	$60,907	63,571	4,568	3,700	6,878	4,429	5,764	149,817

At December 31, 2016:
Grade:
Pass	$53,573	52,960	4,218	4,217	6,843	4,393	5,760	131,964
Special mention	807	-	-	-	-	-	4	811
Substandard	2,221	-	29	-	323	105	32	2,710

Total	$56,601	52,960	4,247	4,217	7,166	4,498	5,796	135,485

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

Index
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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At June 30, 2017:
Real estate loans:
One-to four-family	$766	104	-	870	58,858	1,179	60,907
Commercial real estate	-	-	-	-	63,571	-	63,571
Construction and lot	43	-	-	43	4,525	-	4,568
Commercial loans	-	-	-	-	3,700	-	3,700
Consumer loans:
Home equity	185	-	-	185	6,436	257	6,878
Automobile and other	47	4	-	51	4,289	89	4,429
Credit cards and unsecured	71	44	71	186	5,544	34	5,764

Total	$1,112	152	71	1,335	146,923	1,559	149,817

At December 31, 2016:
Real estate loans:
One-to four-family	$772	277	-	1,049	53,465	2,087	56,601
Commercial real estate	-	-	-	-	52,960	-	52,960
Construction and lot	85	-	-	85	4,162	-	4,247
Commercial loans	17	-	-	17	4,200	-	4,217
Consumer loans:
Home equity	60	-	-	60	6,786	320	7,166
Automobile and other	21	-	-	21	4,373	104	4,498
Credit cards and unsecured	138	4	7	149	5,614	33	5,796

Total	$1,093	281	7	1,381	131,560	2,544	135,485

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At June 30, 2017:
Real estate loans:
One-to four-family	$1,756	1,799	570	586	44	2,326	2,385	44
Consumer loans:
Home equity	119	130	34	43	28	153	173	28

	$1,875	1,929	604	629	72	2,479	2,558	72

At December 31, 2016:
Real estate loans:
One-to four-family	$1,985	2,037	574	591	44	2,559	2,628	44
Consumer loans:
Home equity	126	137	36	45	28	162	182	28

	$2,111	2,174	610	636	72	2,721	2,810	72

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Three Months Ended June 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,282	48	50	2,585	38	39
Consumer loans:
Home equity	125	3	3	183	4	5

Total	$2,407	51	53	$2,768	42	44

	Six Months Ended June 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Residential estate loans:
One-to-four family	$2,292	86	89	2,594	76	77
Consumer loans:
Home equity	128	5	5	186	7	8

Total	$2,420	91	94	$2,780	83	85

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three and six months ended June 30, 2017 or 2016. The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.

6.   Lines of Credit
The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $45.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2017, the Company had $19.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 1.16%.  At December 31, 2016, the Company had $12.75 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.  At June 30, 2017 and December 31, 2016, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk follows at June 30, 2017 (in thousands):

Contract
Amount
Unused lines of credit	$21,838

Commitments to extend credit	$196
(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At June 30, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$7,697	7,697	1	11,313	11,313	1
Securities held to maturity	14,750	14,660	2	16,512	16,294	2
Loans	150,216	157,230	3	134,077	132,454	3
Federal Home Loan Bank stock	963	963	3	684	684	3
Accrued interest receivable	427	427	3	449	449	3

Financial liabilities:
Deposits	141,474	135,388	3	137,902	132,280	3
Federal Home Loan Bank
advances	19,000	19,001	3	12,750	12,750	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2016 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $3,000 for the three-months ended June 30, 2017 and $8,000 for the three-months ended June 30, 2016.  The ESOP expense was $10,000 for the six-months ended June 30, 2017 and $17,000 for the six-months ended June 30, 2016.  At June 30, 2017 and 2016, there were 37,132 and 47,008 shares, respectively, that had not been allocated under the ESOP.

 (continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan
On May 23, 2012, the Holding Company's stockholders approved the 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock of which 41,945 shares were available for grant at June 30, 2017. The options granted have ten year terms and vest from one to five years.  A summary of the activity in stock options under the Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2015	81,500	$11.62
Exercised	(1,000)	10.75

Outstanding at June 30, 2016	80,500	$11.63	6.63 years

Outstanding at December 31, 2016	80,500	11.63
Exercised	-	-

Outstanding at June 30, 2017	80,500	$11.63	5.63 years	$823,000

Exercisable at June 30, 2017	10,000	$10.75	5.45 years	$111,000

At June 30, 2017, there was approximately $29,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of twenty-five months.  The total fair value of shares vesting and recognized as compensation expense was $12,000 for both the three-months ended June 30, 2017 and 2016.  The total fair value of shares vesting and recognized as compensation expense was $23,000 for both the six-months ended June 30, 2017 and 2016.

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan, Continued
The Plan also authorizes the grant of up to 49,378 shares of restricted stock of which 4,078 shares were available for grant at June 30, 2017.  The restricted stock awarded under the Plan vests equally over five years from the date of grant. Restricted stock awards are forfeited if employment is terminated before the restriction period expires.  The record holder of the Holding Company's restricted stock possesses all the rights of a holder of the Holding Company common stock, including the right to receive dividends on and to vote the restricted stock. The restricted stock may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $37,000 for the three-months ended June 30, 2017 and $39,000 for the three-months ended June 30, 2016. Compensation expense for restricted stock totaled $77,000 for the six-months ended June 30, 2017 and $79,000 for the six-months ended June 30, 2016. The income tax benefit recognized was $14,000 and $15,000 for the three months ended June 30, 2017 and June 30, 2016, respectively, and $29,000 and $30,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2015	28,700	$16.92

Outstanding at June 30, 2016	28,700	16.92

Outstanding at December 31, 2016	19,400	16.94
Forfeited	(1,200)	18.25

Outstanding at June 30, 2017	18,200	$16.85

Total unrecognized compensation cost related to these non-vested shares of restricted stock amounted to approximately $206,000 at June 30, 2017.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At June 30, 2017:
One-to four-family	$570	-	-	570	44	-
Home equity	34	-	-	34	28	-

Total	$604	-	-	604	72	-

At December 31, 2016:
One-to four-family	$574	-	-	574	44	-
Home equity	36	-	-	36	28	-

Total	$610	-	-	610	72	-

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
At June 30, 2017:
Foreclosed real estate	$137	-	-	137	-	-

At December 31, 2016:
Foreclosed real estate	$141	-	-	141	32	27

(continued)

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At June 30, 2017:
Total Capital to Risk-
Weighted Assets	$18,161	13.03%	$11,147	8.00%	$13,933	10.00%
Tier I Capital to Risk-
Weighted Assets	17,084	12.26	8,360	6.00	11,147	8.00
Tier I Capital
to Total Assets	17,084	9.91	6,896	4.00	8,620	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	17,084	12.26	6270	4.50	9,057	6.50

At December 31, 2016:
Total Capital to Risk-
Weighted Assets	19,539	15.34	10,191	8.00	12,739	10.00
Tier I Capital to Risk-
Weighted Assets	18,615	14.61	7,643	6.00	10,191	8.00
Tier I Capital
to Total Assets	18,615	11.42	6,519	4.00	8,148	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,615	14.61	5,733	4.50	8,280	6.50

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 ("CET1") capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As June 30, 2017, the Bank's CET1 capital exceeded the required capital conservation buffer.

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

As used in this report, the terms "we," "our," "us," "Sunshine Financial" and "Company" refer to Sunshine Financial, Inc. including its wholly-owned subsidiary, Sunshine Community Bank, unless the context indicates otherwise.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: When used in this report, as well as in future filings by us with the U.S. Securities and Exchange Commission ("SEC"), in our press releases or other public or shareholder communications, or in oral statements made with the approval or an authorized executive officer, the words or phrases, "anticipate," "believes," "expects," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify forward-looking statements."  These forward-looking statements include, but are not limited to:

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

Index

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

Index

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

We currently operate out of five full-service branch offices serving the Tallahassee, Florida metropolitan area.  Our principal business consists of attracting retail deposits from the general public and investing those funds in loans secured by first and second mortgages on one- to four-family residences (including residential construction loans), lot loans, commercial real estate loans, commercial business loans and consumer loans.  We offer a wide variety of secured and unsecured consumer loan products, including home equity, direct automobile loans and credit card loans in our market area.

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

Our operating expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing services, and professional fees. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation, amortization expense, maintenance and costs of utilities.

Index

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
Comparison of Financial Condition at June 30, 2017 and December 31, 2016

General.  Total assets increased $10.7 million, or 6.2%, to $184.0 million at June 30, 2017 from $173.2 million at December 31, 2016 primarily funded by a $6.3 million increase in Federal Home Loan Bank advances, and a $3.6 million increase in deposits. The composition of total assets changed during the six months ended June 30, 2017 reflecting a $16.1 million increase in net loans, a $3.6 million decrease in cash and cash equivalents and a $1.7 million decrease in securities held to maturity.

Loans.  Our net loan portfolio increased $16.1 million, to $150.2 million at June 30, 2017 from $134.1 million at December 31, 2016.  The increase in loans was primarily due to a $15.2 million increase in total real estate loans, including a $10.6 million increase in commercial real estate loans, partially offset by small decreases in consumer and commercial business loans.

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2017 was $1.1 million, or 0.71% of loans, compared to $924,000, or 0.69% of loans, at December 31, 2016.  Nonperforming loans decreased to $1.6 million at June 30, 2017 compared to $2.5 million at December 31, 2016.  Nonperforming loans to total loans decreased to 1.03% at June 30, 2017 from 1.88% at December 31, 2016 as a result of both the increase in the net loan portfolio and a decrease in nonperforming loans.

Deposits.  Total deposits increased $3.6 million, or 2.6%, to $141.5 million at June 30, 2017 from $137.9 million at December 31, 2016.  This increase was due to a $1.4 million increase in noninterest bearing deposits, a $2.5 million increase money-market deposit accounts ("MMDA") and a $1.1 million increase in savings accounts, partially offset by a $1.4 million decrease in time deposits.

Borrowings.  Total FHLB borrowings increased $6.3 million, or 49.0%, to $19.0 million at June 30, 2017 from $12.8 million at December 31, 2016, providing additional funds for loan growth.

Equity.  Total stockholders' equity increased $315,000 to $22.0 million at June 30, 2017.  This increase was primarily due to net earnings of $216,000, and stock-based compensation of $100,000 for the six-months ended June 30, 2017.

Index

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

	Three Months Ended June 30,
	2017				2016
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$144,943		$1,735	4.79%	$116,901		$1,469	5.03%
Securities held to maturity	15,255		76	1.99	19,559		95	1.94
Other interest-earning assets (2)	4,362		18	1.65	6,910		13	0.75

Total interest-earning assets	164,560		1,829	4.45	143,370		1,577	4.40

Noninterest-earning assets	13,676				15,278

Total assets	$178,236				$158,648

Interest-bearing liabilities:
MMDA and statement savings	89,570		72	0.32	82,835		65	0.31
Time deposits	19,076		22	0.46	22,504		27	0.48
FHLB advances	17,067		40	0.94	3,725		4	0.43

Total interest-bearing liabilities	125,713		134	0.43	109,064		96	0.35

Noninterest-bearing liabilities	30,606				28,227
Equity	21,917				21,357

Total liabilities and equity	$178,236				$158,648

Net interest income			$1,695				$1,481

Net interest rate spread (3)				4.02%				4.06%

Net interest margin (4)				4.12%				4.13%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.31	x

(1)	Does not include interest on loans in non-accrual status. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Six Months Ended June 30,
	2017				2016
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans receivable (1)	$141,511		$3,378	4.77%	$115,250		$2,897	5.03%
Securities held to maturity	15,676		157	2.00	20,080		198	1.97
Other interest-earning assets (2)	4,300		34	1.58	7,228		25	0.69

Total interest-earning assets	161,487		3,569	4.42	142,558		3,120	4.38

Noninterest-earning assets	13,750				15,236

Total assets	$175,237				$157,794

Interest-bearing liabilities:
MMDA and statement savings	88,354		141	0.32	81,333		130	0.32
Time deposits	19,399		45	0.46	23,029		54	0.48
FHLB advances	15,496		64	0.83	4,270		9	0.42

Total interest-bearing liabilities	123,249		250	0.41	108,632		193	0.36

Noninterest-bearing liabilities	30,142				27,812
Equity	21,846				21,350

Total liabilities and equity	$175,237				$157,794

Net interest income			$3,319				$2,927

Net interest rate spread (3)				4.01%				4.02%

Net interest margin (4)				4.11%				4.11%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.31	x

(1)	Does not include interest on loans in non-accrual status. Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2017 and 2016

General. Net earnings for the three months ended June 30, 2017 was $92,000 compared to net earnings of $6,000 for the three months ended June 30, 2016, resulting in an annualized return on average assets of 0.21% for the three months ended June 30, 2017 and 0.02% for the three months ended June 30, 2016.  The increase in net earnings was due primarily to an increase in our net interest income slightly offset by decreases in noninterest income and increases noninterest expense.

Net Interest Income.  Net interest income increased $214,000, or 14.4%, to $1.7 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. The increase was primarily due to a $252,000 increase in interest income, slightly offset by a $38,000 increase in interest expense.  The increase in interest income resulted primarily from an increase in average loans outstanding during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by a decrease in our average yield on loans.  Our net interest rate spread decreased to 4.02% for the three months ended June 30, 2017 from 4.06% for the same period in 2016, while our net interest margin decreased to 4.12% from 4.13% between the same periods.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended June 30, 2017 and 2016 was 1.31x.

Interest Income. Interest income for the three months ended June 30, 2017 increased $252,000, or 16.0%, to $1.8 million compared to the three month period ended June 30, 2016.  The increase in interest income for the three months ended June 30, 2017 was primarily due to a $28.0 million increase in average loans outstanding during the three months ended June 30, 2017 compared to the three months ended 2016, partially offset by a 24 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $144.9 million for the three months ended June 30, 2017, from $116.9 million for the same period in 2016.  The average rate on loans decreased to 4.79% for the three months ended June 30, 2017 compared to 5.03% for the three months ended June 30, 2016.

Interest Expense. Interest expense for the three months ended June 30, 2017 increased $38,000, or 40.0% to $134,000 from $96,000 for the same period ended June 30, 2016.  The increase in interest expense for the three months ended June 30, 2017 was primarily due to the cost of $17.1 million in average outstanding FHLB advances compared to $3.7 million outstanding during the same period in 2016.  The total cost of interest-bearing liabilities for the three months ended June 30, 2017 was 0.43% compared to 0.35% for the three months ended June 30, 2016.

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

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Based on management's evaluation of the foregoing factors, we recorded a provision for loan losses of $50,000 for the three months ended June 30, 2017 compared to $45,000 for the three months ended June 30, 2016.  The provision for loan losses primarily reflected historical and incurred/probable loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans, in particular the increase in our commercial real estate loan portfolio.  Net recoveries for the three months ended June 30, 2017 were $59,000 compared to net charge-offs of $47,000 for the three months ended June 30, 2016. Nonperforming loans to total loans at June 30, 2017 were 1.03% compared to 1.88% at December 31, 2016.  The allowance for loan losses to total loans was 0.71% at June 30, 2017 compared to 0.69% at December 31, 2016.

Management considers the allowance for loan losses at June 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended June 30, 2017 decreased $54,000, or 11.1%, to $431,000 compared to $485,000 for the same period in 2016 as a result of  decreases in the gains on sales of loans and in other noninterest income, slightly offset by an increase in fees and charges on loans. The decrease in other income was due to the gain on sale of stock invested in a credit union service organization sold in 2016.  Management and the Board have continued its practice to retain most mortgage loans in portfolio in order to increase interest income in the long-term.    Management intends to continually review this strategy's effect on the Bank's interest-rate risk and recommend corrective action if deemed necessary.

Noninterest Expense. Noninterest expense for the three months ended June 30, 2017 increased $10,000, or 0.5%, as compared to the same period in 2016.  The largest increases were in data processing services, professional fees and other noninterest expense, partially offset by decreases in salaries and employee benefits, occupancy and equipment and deposit insurance.  The increase in data processing was due to associated one-time costs for converting our credit card processing to a new company in 2017.  The decrease in salaries and employee benefits was due to an increase in deferred loan origination costs because of the increase in commercial real estate lending volume.  The decrease in occupancy and equipment expense was due to the sale of a branch office in December 2016 and the decrease in deposit insurance was due to lower FDIC insurance rates.

Income Taxes. For the three months ended June 30, 2017, we recorded income taxes of $67,000 on a before tax earnings of $159,000.  For the three months ended June 30, 2016, we recorded income taxes of $8,000 on before tax earnings of $14,000.  Our effective tax rate for the three months ended June 30, 2017 was 42.1% compared to 57.1% for the same time period in 2016.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2017 and 2016

General. Net earnings for the six months ended June 30, 2017 was $216,000 compared to a net loss of $85,000 for the six months ended June 30, 2016, resulting in an annualized return (loss) on average assets of 0.25% for the six months ended June 30, 2017 and (0.11)% for the six months ended June 30, 2016.  The increase in net earnings was due primarily to an increase in our net interest income and a decrease in noninterest expense.

Net Interest Income.  Net interest income increased $392,000, or 13.4%, to $3.3 million for the six months ended June 30, 2017 compared to $2.9 million for the six months ended June 30, 2016. The increase was primarily due to a $449,000 increase in interest income, partially offset by a $57,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a 26 basis point decrease in our average yield on loans.  Our net interest rate spread decreased to 4.01% for the six months ended June 30, 2017 from 4.02% for the same period in 2016, while our net interest margin remained at 4.11% at both June 30, 2017 and June 30, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2017 and 2016 remained at 1.31x.

Interest Income. Interest income for the six months ended June 30, 2017 increased $449,000, or 14.4%, to $3.6 million compared to the six month period ended June 30, 2016.  The increase in interest income for the six months ended June 30, 2017 was primarily due to a $26.3 million increase in average loans outstanding during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a 26 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $141.5 million for the six months ended June 30, 2017, from $115.3 million for the same period in 2016.  The average rate on loans decreased to 4.77% for the six months ended June 30, 2017 compared to 5.03% for the six months ended June 30, 2016.

Interest Expense. Interest expense for the six months ended June 30, 2017 increased $57,000, or 29.5% to $250,000 from $193,000 for the same period ended June 30, 2016.  The increase in interest expense for the six months ended June 30, 2017 was primarily due to the cost of $15.5 million in average outstanding FHLB advances compared to $4.3 million outstanding during the same period in 2016.  The total cost of interest-bearing liabilities for the six months ended June 30, 2017 was 0.41% compared to 0.36% for the same period in 2016.

Provision for Loan Losses.  We recorded a provision for loan losses of $105,000 for the six months ended June 30, 2017 compared to $90,000 for the six months ended June 30, 2016.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net recoveries for the six months ended June 30, 2017 were $48,000 compared to net charge-offs of $60,000 for the six months ended June 30, 2016.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2017 and 2016, Continued

Noninterest Income. Noninterest income for the six months ended June 30, 2017 remained relatively stable at $903,000 compared to $902,000 for the same period in 2016 primarily as a result of small decreases in fees and service charges on deposit accounts and in other noninterest income, offset by increases in gains on sale of foreclosed assets and in fees and charges on loans.  The decrease in other income was due to the gain on sale of stock invested in a credit union service organization sold in 2016. The increase in fees and charges on loans was a result of an increased volume of commercial real estate lending.

Noninterest Expense. Noninterest expense for the six months ended June 30, 2017 decreased $87,000, or 2.3%, to $3.8 million as compared to the same period in 2016.  The largest decreases were in salaries and employee benefits, occupancy and equipment, and deposit insurance, partially offset by increases in data processing, professional fees, credit card expense and other noninterest expense.  The decrease in salaries and employee benefits was due to an increase in deferred loan origination costs because of the increase in commercial real estate lending volume.  The decrease in occupancy and equipment expense was due to the sale of a branch office in December 2016 and the decrease in deposit insurance was due to lower FDIC insurance rates.  The increase in data processing and credit card expense was due to converting our credit card processing to a new company in 2017 and the issuance of new credit cards for all customers.

Income Taxes. For the six months ended June 30, 2017, we recorded an income tax expense of $140,000 on before tax earnings of $356,000.  For the six months ended June 30, 2016, we recorded an income tax benefit of $24,000 on a before tax loss of $109,000.  Our effective tax rate for the six months ended June 30, 2017 was 39.3% compared to an effective tax benefit rate of 22.0% for the same time period in 2016.

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $45.2 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At June 30, 2017 the Company had $19.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 1.16%.  At December 31, 2016, the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.
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

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the six-months ended June 30, 2017, cash provided by operating activities totaled $1.5 million.  Net cash used by investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $14.9 million for the six-months ended June 30, 2017.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $9.8 million for the six-months ended June 30, 2017.
In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and funds paid out for Company stock repurchases, when and if declared by the Board.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

On June 28, 2017, with the approval of the FDIC, the Bank repurchased shares from the Holding Company totaling $2.0 million.  The effect of this transaction was to increase cash at the Holding Company and decrease the Holding Company's investment in the Bank.  At June 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $2.3 million.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the six-months ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet commitments at June 30, 2017, is as follows (in thousands):
Unused lines of credit	$21,838
Commitments to extend credit	$196

Capital Resources
At June 30, 2017, the Bank exceeded all regulatory capital requirements.

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Community Bank to maintain a "well-capitalized" status under the capital categories of the Bank regulations.  At June 30, 2017, Sunshine Community Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a CET1 capital ratio of 12.26% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 9.91% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 12.26%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 13.03%, which is above the required level of 10.00%.

Management is not aware of any conditions or events that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At June 30, 2017, stockholders' equity at Sunshine Community Bank totaled $19.5 million. Management monitors the capital levels of Sunshine Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.
For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sunshine Financial was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2017 Sunshine Financial would have exceeded all regulatory capital requirements.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

 Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of June 30, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Index

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c)  Nothing to report.

Item 3.     Defaults Upon Senior Securities

Nothing to report.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION (continued)

Item 4.     Mine Safety Disclosures

Nothing to report.

Item 5.     Other Information

Nothing to report.

Item 6.     Exhibits

See Exhibit Index.

Index
SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNSHINE FINANICAL, INC.

Date: August 10, 2017	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 10, 2017	By:	/s/ Scott A. Swain
Scott A, Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

Index
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