Form 10-Q
period 2017-09-30
Sunshine Financial, Inc.
filed 2017-11-14
CIK 1500837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date:
At November 14, 2017, there were issued and outstanding 1,030,539 shares of the issuer's common stock.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Index

		Page Number
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	2

	Condensed Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders' Equity for the Nine-Months Ended September 30, 2017 and 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Nine-Months Ended September 30, 2017 and 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34-35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

EXHIBIT INDEX

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands)
	At September 30, 2017	At December 31, 2016
	(Unaudited)
Assets

Cash and due from banks	$1,869	2,705
Interest-bearing deposits with banks	7,272	8,608

Cash and cash equivalents	9,141	11,313

Securities held to maturity (fair value of $13,774 and $16,294)	13,873	16,512
Loans, net of allowance for loan losses of $1,098 and $924	159,541	134,077
Premises and equipment, net	3,519	3,662
Bank owned life insurance	3,239	3,172
Federal Home Loan Bank stock, at cost	1,346	684
Deferred income taxes	2,287	2,550
Accrued interest receivable	506	449
Foreclosed real estate	137	141
Other assets	501	649

Total assets	$194,090	173,209

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing deposit accounts	$34,793	31,247
Money-market deposit accounts	41,403	39,633
Savings accounts	47,188	46,989
Time deposits	18,284	20,033

Total deposits	141,668	137,902

Federal home loan bank advances	28,000	12,750
Official checks	747	541
Other liabilities	1,446	360

Total liabilities	171,861	151,553

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 6,000,000 shares authorized, 1,030,039 shares issued and outstanding	10	10
Additional paid in capital	7,440	7,374
Retained earnings	15,173	14,743
Unearned Employee Stock Ownership Plan shares	(394)	(471)

Total stockholders' equity	22,229	21,656

Total liabilities and stockholders' equity	$194,090	173,209

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$1,805	$1,492	5,183	4,389
Securities	72	88	229	286
Other	26	13	59	38
Total interest income	1,903	1,593	5,471	4,713

Interest expense:
Deposits	94	95	279	278
Borrowings	73	6	138	15
Total interest expense	167	101	417	293

Net interest income	1,736	1,492	5,054	4,420

Provision for loan losses	50	45	155	135

Net interest income after provision for loan losses	1,686	1,447	4,899	4,285

Noninterest income:
Fees and service charges on deposits	346	357	1,041	1,064
Gain on sale of loans	2	15	13	39
Gain on sale of foreclosed real estate	-	14	30	14
Fees and charges on loans	44	39	151	115
Income from bank owned life insurance	22	24	67	73
Other	5	37	20	83
Total noninterest income	419	486	1,322	1,388

Noninterest expenses:
Salaries and employee benefits	813	829	2,422	2,590
Occupancy and equipment	238	262	751	820
Data processing services	316	307	941	916
Professional fees	157	172	537	533
Deposit insurance	28	31	60	94
Stationery and supplies	14	17	60	55
Telephone and postage	23	26	74	78
Credit card expense	30	41	132	124
Other	148	197	551	521
Total noninterest expenses	1,767	1,882	5,528	5,731

Earnings (loss) before income taxes (benefit)	338	51	693	(58)
Income taxes (benefit)	123	16	263	(8)

Net earnings (loss)	$215	$35	430	(50)

Basic earnings (loss) per common share	$0.22	$0.04	0.45	(0.05)

Diluted earnings (loss) per common share	$0.22	$0.04	0.43	(0.05)

Dividends per common share	$-	$-	-	-

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2017 and 2016
 ($ in thousands)

					Unearned
					Employee
					Stock
			Additional		Ownership	Total
	Common Stock		Paid In	Retained	Plan	Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Equity

Balance, December 31, 2015	1,030,898	$10	7,285	14,633	(570)	21,358

Net loss (unaudited)	-	-	-	(50)	-	(50)

Stock based compensation expense (unaudited)	-	-	152	-	-	152

Stock issued for options exercised (unaudited)	1,000		11			11

Common stock allocated to ESOP participants (unaudited)	-	-	(69)	-	74	5

Balance, September 30, 2016 (unaudited)	1,031,898	$10	7,379	14,583	(496)	21,476

Balance, December 31, 2016	1,030,039	$10	7,374	14,743	(471)	21,656

Net earnings (unaudited)	-	-	-	430	-	430

Stock based compensation expense (unaudited)	-	-	148	-	-	148

Common stock allocated to ESOP participants (unaudited)	-	-	(82)	-	77	(5)

Balance, September 30, 2017 (unaudited)	1,030,039	$10	7,440	15,173	(394)	22,229

See accompanying Notes to Condensed Consolidated Financial Statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine-Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$430	(50)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	234	271
Provision for loan losses	155	135
Deferred income taxes	263	10
Net amortization of premiums on securities	18	34
Net amortization of deferred loan fees and costs	122	90
Income from bank owned life insurance	(67)	(73)
Loans originated for sale	(541)	(1,085)
Proceeds from loans sold	554	1,124
Gain on sale of loans	(13)	(39)
ESOP compensation expense	(5)	5
Stock-based compensation expense	148	152
Increase in accrued interest receivable	(57)	(45)
Decrease in other assets	148	116
Gain on sale of foreclosed real estate	(30)	(14)
Write-down of foreclosed real estate	-	27
Increase in official checks	206	39
Increase in other liabilities	1,086	691

Net cash provided by operating activities	2,651	1,388

Cash flows from investing activities:
Principal pay-downs on securities held-to-maturity	2,621	3,331
Net increase in loans	(25,741)	(10,340)
Net purchases of premises and equipment	(91)	(168)
Purchase of Federal Home Loan Bank stock	(662)	(28)
Proceeds from sale of foreclosed real estate	34	106
Capital expenditures to foreclosed real estate	-	(14)

Net cash used in investing activities	(23,839)	(7,113)

Cash flows from financing activities:
Net increase in deposits	3,766	8,149
Cash proceeds from stock options exercised	-	11
Repayments of Federal Home Loan Bank advances	(158,250)	(42,500)
Proceeds from Federal Home Loan Bank advances	173,500	43,000

Net cash provided by financing activities	19,016	8,660

(Decrease) increase in cash and cash equivalents	(2,172)	2,935

Cash and cash equivalents at beginning of period	11,313	10,862

Cash and cash equivalents at end of period	$9,141	13,797

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-

Interest	$417	293

Noncash transaction-
Transfer from loans to foreclosed real estate	$-	98

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company reflect all adjustments (consisting only of normal recurring accruals) which are necessary in order to present fairly the consolidated financial position at September 30, 2017 and the results of operations for the three- and nine-month periods ended September 30, 2017 and 2016. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2017 ("2016 Form 10-K").  The results of operations for the three- and nine-month periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or for any other period.

2.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customer (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date.  Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.    Recent Accounting Pronouncements,  Continued

adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. The Company's primary source of revenue is interest income from financial instruments which is scoped out of this ASU. The Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the ASU requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This ASU also eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also requires a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for certain provisions. The adoption of ASU No. 2016-01 is not expected to have a material impact on our consolidated financial statements. Management is in the planning stages of developing processes and procedures to comply with the disclosure requirements of this ASU, which could impact the disclosures we make related to the fair value of its financial instruments.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Recent Accounting Pronouncements, Continued

The Company is in the process of determining the effect of the ASU on its consolidated financial statements.  Once adopted, the Company expects to report higher assets and liabilities.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. We do not expect this ASU to have a material impact on our consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.  Recent Accounting Pronouncements, Continued
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

In August 2017, the FASB issued ASU No. 2017-12, which amends the hedge accounting recognition and presentation requirements in ASC 815. The Board's objectives in issuing the ASU are to improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The Company currently has no hedging relationships. As a result, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.  Earnings (Loss) Per Share

Earnings (loss) per share ("EPS") has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three- and nine-months ended September 30, 2017, and the three-months ended September 30, 2016, the outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which was computed using the treasury stock method.   For the nine-months September 30, 2016, the outstanding stock options were not considered dilutive securities due to the net loss incurred by the Company.  The shares purchased by the ESOP are included in the weighted-average shares when they are committed to be released ($ in thousands, except per share amounts):

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Three Months Ended September 30:
Basic EPS:
Net earnings	$215	956,861	$0.22	$35	945,606	$0.04
Effect of dilutive securities:
Incremental shares from assumed conversion of options		40,047			34,309

Diluted EPS:
Net earnings	$215	996,908	$0.22	$35	979,915	$0.04

	2017			2016
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Earnings	Shares	Amount	Loss	Shares	Amount
Nine Months Ended September 30:
Basic EPS:
Net earnings (loss)	$430	954,392	$0.45	$(50)	943,137	$(0.05)
Effect of dilutive securities:
Incremental shares from assumed conversion of options		39,067			-

Diluted EPS:
Net earnings (loss)	$430	993,459	$0.43	$(50)	943,137	$(0.05)

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.  Securities Held to Maturity
Securities have been classified as held to maturity according to management intent.  The carrying amount of securities and their fair values are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2017:
Agency mortgage-backed securities	$471	16	-	487
Agency collateralized mortgage obligations	13,402	34	(149)	13,287

Total	$13,873	50	(149)	13,774

At December 31, 2016:
Agency mortgage-backed securities	697	24	-	721
Agency collateralized mortgage obligations	15,815	15	(257)	15,573

Total	$16,512	39	(257)	16,294

There were no securities pledged at September 30, 2017 or December 31, 2016.

Securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position at the date indicated, are as follows (in thousands):

	Less than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
At September 30, 2017:
Agency collateralized mortgage obligations	$(40)	3,202	(109)	4,210

At December 31, 2016:
Agency collateralized mortgage obligations	$(102)	10,523	(155)	3,941

At September 30, 2017 and December 31, 2016, the unrealized losses on sixteen securities and twenty one securities, respectively are considered by management to be attributable to changes in market interest rates and not attributable to credit risk on the part of the issuer. Accordingly, if market rates were to decline, much or all of the decline in market value would likely be recovered through market appreciation. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, no declines in the fair value below amortized cost are deemed to be other than temporary.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans
The loan portfolio segments and classes as of the dates indicated are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Real estate mortgage loans:
One-to four-family	$62,905	56,601
Commercial real estate	71,379	52,960
Construction and lot	4,922	4,247

Total real estate mortgage loans	139,206	113,808

Commercial loans	4,325	4,217

Consumer loans:
Home equity	6,811	7,166
Automobile and other	4,473	4,498
Credit cards and unsecured	5,580	5,796

Total consumer loans	16,864	17,460

Total loans	160,395	135,485

Add (deduct):
Loans in process	83	(522)
Deferred costs, fees and discounts, net	161	38
Allowance for loan losses	(1,098)	(924)

Total loans, net	$159,541	134,077

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company has divided the loan portfolio into three portfolio segments and seven classes, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans.  Real estate mortgage loans are loans comprised of three classes: One- to four-family, Commercial real estate and Construction and lot loans. The Company generally originates one- to four-family mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price of a mortgaged property, but will also permit loan-to-value ratios of up to 95%. For one- to four-family loans exceeding an 80% loan-to-value ratio, the Company generally requires the borrower to obtain private mortgage insurance covering any loss on the amount of the loan in excess of 80% in the event of foreclosure. Commercial real estate loans are generally originated at 75% or less loan-to-value ratio and have amortization terms of up to 20 years and maturities of up to ten years.  Construction loans to borrowers are to finance the construction of one- to four-family and owner occupied properties. These loans are categorized as construction loans during the construction period, later converting to one-to four-family real estate loans after the construction is complete and amortization of the loan begins. Real estate construction loan funds are disbursed periodically based on the percentage of construction completed.  If the estimate of construction cost proves to be inaccurate, the Company may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower to repay the loan.  The Company carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Construction loans are typically secured by the properties under construction. The Company also makes loans for the purchase of developed lots for future construction of the borrower's primary residence.  The Company will generally originate lot loans in an amount up to 75% of the lower of the purchase price or appraisal and have a maximum amortization of up to 20 years and maturities up to 20 years. Construction and lot loan lending is generally considered to involve a higher degree of credit risk than long-term permanent financing of residential properties.

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

An analysis of the change in the allowance for loan losses for the periods indicated, is as follows (in thousands):

	Real Estate Mortgage Loans	Commercial Loans	Consumer Loans	Unallocated	Total
Three Months Ended September 30, 2017:
Beginning balance	$514	68	338	157	1,077
Provision (credit) for loan loss	27	14	35	(26)	50
Charge-offs	-	-	(46)	-	(46)
Recoveries	5	-	12	-	17
Ending balance	$546	82	339	131	1,098

Three Months Ended September 30, 2016:
Beginning balance	$481	27	356	61	925
Provision (credit) for loan loss	59	14	33	(61)	45
Charge-offs	(53)	-	(42)	-	(95)
Recoveries	9	-	8	-	17
Ending balance	$496	41	355	-	892

Nine Months Ended September 30, 2017:
Beginning balance	$558	74	292	-	924
Provision (credit) for loan loss	(101)	8	117	131	155
Charge-offs	-	-	(100)	-	(100)
Recoveries	89	-	30	-	119
Ending balance	$546	82	339	131	1,098

Nine Months Ended September 30, 2016:
Beginning balance	$503	10	381	1	895
Provision (credit) for loan loss	46	31	59	(1)	135
Charge-offs	(67)	-	(132)	-	(199)
Recoveries	14	-	47	-	61
Ending balance	$496	41	355	-	892

At September 30, 2017:
Individually evaluated for impairment:
Recorded investment	$2,017	-	151	-	2,168

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$137,189	4,325	16,713	-	158,227

Balance in allowance for loan losses	$502	82	311	131	1,026

At December 31, 2016:
Individually evaluated for impairment:
Recorded investment	$2,559	-	162	-	2,721

Balance in allowance for loan losses	$44	-	28	-	72
Collectively evaluated for impairment:
Recorded investment	$111,249	4,217	17,298	-	132,764

Balance in allowance for loan losses	$514	74	264	-	852

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the loan credit quality by loan grade and class at the dates indicated (in thousands):

Credit Risk Profile by	One-to	Commercial	Constru-				Credit
Internally	Four-	Real	ction and	Comme-	Home	Automobile	Cards and
Assigned Grade:	Family	Estate	Lot	rcial	Equity	and Other	Unsecured	Total
At September 30, 2017:
Grade:
Pass	$60,231	71,379	4,884	4,325	6,415	4,335	5,486	157,055
Special mention	756	-	-	-	172	7	-	935
Substandard	1,918	-	38	-	224	131	94	2,405

Total	$62,905	71,379	4,922	4,325	6,811	4,473	5,580	160,395

At December 31, 2016:
Grade:
Pass	$53,573	52,960	4,218	4,217	6,843	4,393	5,760	131,964
Special mention	807	-	-	-	-	-	4	811
Substandard	2,221	-	29	-	323	105	32	2,710

Total	$56,601	52,960	4,247	4,217	7,166	4,498	5,796	135,485

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

Age analysis of past-due loans at the dates indicated is as follows (in thousands):

	Accruing Loans
			90 Days
	30-59	60-89	and	Total
	Days	Days	Greater	Past		Nonaccrual	Total
	Past Due	Past Due	Past Due	Due	Current	Loans	Loans
At September 30, 2017:
Real estate mortgage loans:
One-to four-family	$834	233	-	1,067	59,920	1,918	62,905
Commercial real estate	532	-	-	532	70,847	-	71,379
Construction and lot	50	-	-	50	4,834	38	4,922
Commercial loans	50	-	-	50	4,275	-	4,325
Consumer loans:
Home equity	18	170	-	188	6,318	305	6,811
Automobile and other	104	17	-	121	4,221	131	4,473
Credit cards and unsecured	30	20	26	76	5,410	94	5,580

Total	$1,618	440	26	2,084	155,825	2,486	160,395

At December 31, 2016:
Real estate mortgage loans:
One-to four-family	$772	277	-	1,049	53,465	2,087	56,601
Commercial real estate	-	-	-	-	52,960	-	52,960
Construction and lot	85	-	-	85	4,162	-	4,247
Commercial loans	17	-	-	17	4,200	-	4,217
Consumer loans:
Home equity	60	-	-	60	6,786	320	7,166
Automobile and other	21	-	-	21	4,373	104	4,498
Credit cards and unsecured	138	4	7	149	5,614	33	5,796

Total	$1,093	281	7	1,381	131,560	2,544	135,485

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The following summarizes the amount of impaired loans at the dates indicated (in thousands):

	With No Related Allowance Recorded		With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2017:
Real estate mortgage loans:
One-to four-family	$1,449	1,493	568	584	44	2,017	2,077	44
Consumer loans:
Home equity	117	127	34	43	28	151	170	28

	$1,566	1,620	602	627	72	2,168	2,247	72

At December 31, 2016:
Real estate mortgage loans:
One-to four-family	$1,985	2,037	574	591	44	2,559	2,628	44
Consumer loans:
Home equity	126	137	36	45	28	162	182	28

	$2,111	2,174	610	636	72	2,721	2,810	72

The average net investment in impaired loans and interest income recognized and received on impaired loans for the periods shown are as follows (in thousands):

	Three Months Ended September 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
One-to-four family	$1,973	44	42	2,578	34	36
Consumer loans:
Home equity	123	4	4	181	3	2

Total	$2,096	48	46	$2,759	37	38

	Nine Months Ended September 30,
	2017			2016
	Average	Interest	Interest	Average	Interest	Interest
	Recorded	Income	Income	Recorded	Income	Income
	Investment	Recognized	Received	Investment	Recognized	Received
Real estate mortgage loans:
One-to-four family	$1,984	92	92	2,587	110	113
Consumer loans:
Home equity	126	7	7	184	10	10

Total	$2,110	99	99	$2,771	120	123

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.  Loans, Continued
The Company had no troubled debt restructurings (TDR) entered into during the three and nine months ended September 30, 2017 or 2016. The Company had no commitments to extend additional credit to borrowers whose terms have been modified in TDRs.

6.   Lines of Credit
The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $46.0 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2017, the Company had $28.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 1.17%.  At December 31, 2016, the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.  At September 30, 2017 and December 31, 2016, the Company had no outstanding balances on the federal funds line of credit.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments, with off-balance-sheet risk at September 30, 2017, as follows (in thousands):

Contract
Amount
Unused lines of credit	$19,908

Commitments to extend credit	$-
(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.   Fair Value of Financial Instruments
The estimated fair values of the Company's financial instruments are as follows (in thousands):

	At September 30, 2017			At December 31, 2016
	Carrying	Fair		Carrying	Fair
	Amount	Value	Level	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$9,141	9,141	1	11,313	11,313	1
Securities held to maturity	13,873	13,774	2	16,512	16,294	2
Loans	159,541	166,613	3	134,077	132,454	3
Federal Home Loan Bank stock	1,346	1,346	3	684	684	3
Accrued interest receivable	506	506	3	449	449	3

Financial liabilities:
Deposits	141,668	135,271	3	137,902	132,280	3
Federal Home Loan Bank
advances	28,000	28,001	3	12,750	12,750	3
Off-balance-sheet financial
instruments	-	-	3	-	-	3

Discussion regarding the assumptions used to compute the estimated fair values of financial instruments can be found in Note 1 to the consolidated financial statements included in the 2016 Form 10-K.

9.  Employee Stock Ownership Plan
The Holding Company has established an ESOP which acquired 98,756 shares of common stock in exchange for a $988,000 note payable from the Bank to the Holding Company.  The note bears interest at a fixed rate of 4.25%, is payable in annual installments and is due in 2021.  The ESOP expense was $1,000 for the three-months ended September 30, 2017 and $7,000 for the three-months ended September 30, 2016.  The ESOP expense was $10,000 for the nine-months ended September 30, 2017 and $23,000 for the nine-months ended September 30, 2016.  At September 30, 2017 and December 31, 2016, there were 32,096 and 41,971 shares, respectively, that had not been allocated under the ESOP.

 (continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan
On May 23, 2012, the Holding Company's stockholders approved the 2012 Equity Incentive Plan ("Plan"). The Plan authorizes the grant of options for up to 123,445 shares of the Holding Company's common stock of which 41,945 shares were available for grant at September 30, 2017. The options granted have ten year terms and vest from one to five years.  A summary of the activity in stock options under the Plan is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2015	81,500	$11.62
Exercised	(1,000)	10.75

Outstanding at September 30, 2016	80,500	$11.63	6.38 years

Outstanding at December 31, 2016	80,500	11.63
Exercised	-	-

Outstanding at September 30, 2017	80,500	$11.63	5.38 years	$875,375

Exercisable at September 30, 2017	10,500	$10.75	5.20 years	$123,375

At September 30, 2017, there was approximately $18,000 of unrecognized compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted average period of twenty-two months.  The total fair value of shares vesting and recognized as compensation expense was $11,000 and $12,000 for the three-months ended September 30, 2017 and 2016, respectively.  The total fair value of shares vesting and recognized as compensation expense was $34,000 for both the nine-months ended September 30, 2017 and 2016.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.  Equity Incentive Plan, Continued
The Plan also authorizes the grant of up to 49,378 shares of restricted stock of which 4,078 shares remain available for grant at September 30, 2017.  The restricted stock awarded under the Plan vests equally over five years from the date of grant. Restricted stock awards are forfeited if employment is terminated before the restriction period expires.  The record holder of the Holding Company's restricted stock possesses all the rights of a holder of the Holding Company common stock, including the right to receive dividends on and to vote the restricted stock. The restricted stock may not be sold, transferred, pledged, assigned, encumbered, or otherwise alienated or hypothecated until they become fully vested and transferable in accordance with the agreements. Compensation expense for restricted stock totaled $38,000 for the three-months ended September 30, 2017 and $39,000 for the three-months ended September 30, 2016. Compensation expense for restricted stock totaled $114,000 for the nine-months ended September 30, 2017 and $118,000 for the nine-months ended September 30, 2016. The income tax benefit recognized was $15,000 and $15,000 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $43,000 and $45,000 for the nine-months ended September 30, 2017 and September 30, 2016, respectively.

A summary of the status of the Company's restricted stock and changes during the periods then ended are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Outstanding at December 31, 2015	28,700	$16.92
Vested shares	(800)	18.25
Outstanding at September 30, 2016	27,900	16.88

Outstanding at December 31, 2016	19,400	16.94
Forfeited	(1,200)	18.25
Vested shares	(400)	18.25
Outstanding at September 30, 2017	17,800	$16.82

Total unrecognized compensation cost related to these non-vested shares of restricted stock amounted to approximately $168,000 at September 30, 2017.  This cost is expected to be recognized monthly over the related vesting period using the straight-line method through 2019.

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.  Fair Value Measurements
Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During the Period
At September 30, 2017:
One-to four-family	$568	-	-	568	44	-
Home equity	34	-	-	34	28	-

Total	$602	-	-	602	72	-

At December 31, 2016:
One-to four-family	$574	-	-	574	44	-
Home equity	36	-	-	36	28	-

Total	$610	-	-	610	72	-

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
At September 30, 2017:
Foreclosed real estate	$137	-	-	137	-	-

At December 31, 2016:
Foreclosed real estate	$141	-	-	141	32	27

(continued)

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12.  Regulatory Matters

The Bank's actual regulatory capital amounts and percentages are presented in the table ($ in thousands).

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt and Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
At September 30, 2017:
Total Capital to Risk-
Weighted Assets	$18,563	12.53%	$11,849	8.00%	$14,811	10.00%
Tier I Capital to Risk-
Weighted Assets	17,465	11.79	8,887	6.00	11,849	8.00
Tier I Capital
to Total Assets	17,465	9.70	7,204	4.00	9,005	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	17,465	11.79	6,665	4.50	9,627	6.50

At December 31, 2016:
Total Capital to Risk-
Weighted Assets	19,539	15.34	10,191	8.00	12,739	10.00
Tier I Capital to Risk-
Weighted Assets	18,615	14.61	7,643	6.00	10,191	8.00
Tier I Capital
to Total Assets	18,615	11.42	6,519	4.00	8,148	5.00
Common equity Tier 1 Capital to Risk-Weighted Assets	18,615	14.61	5,733	4.50	8,280	6.50

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, the Bank must maintain a capital conservation buffer consisting of additional common equity tier 1 ("CET1") capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  For our fiscal year ending December 31, 2017, the capital conservation buffer rule requires a buffer of greater than 1.25% of risk-weighted assets, which amount will increase by 0.625% yearly until the requirement is fully phased-in on January 1, 2019, when the buffer must exceed 2.5% of risk-weighted assets.  As September 30, 2017, the Bank's CET1 capital exceeded the required capital conservation buffer.

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
Comparison of Financial Condition at September 30, 2017 and December 31, 2016

General.  Total assets increased $20.9 million, or 12.1%, to $194.1 million at September 30, 2017 from $173.2 million at December 31, 2016 primarily funded by a $15.3 million increase in Federal Home Loan Bank advances, and a $3.8 million increase in deposits. The composition of total assets changed during the nine months ended September 30, 2017 reflecting a $25.4 million increase in net loans, a $2.2 million decrease in cash and cash equivalents and a $2.6 million decrease in securities held to maturity.

Loans.  Our net loan portfolio increased $25.4 million, to $159.5 million at September 30, 2017 from $134.1 million at December 31, 2016.  The increase in loans was primarily due to a $25.4 million increase in total real estate loans, including an $18.4 million increase in commercial real estate loans, partially offset by a small decrease in consumer loans.

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2017 was $1.1 million, or 0.69% of loans, compared to $924,000, or 0.69% of loans, at December 31, 2016.  Nonperforming loans remained stable at $2.5 million at September 30, 2017 and December 31, 2016.  Nonperforming loans to total loans decreased to 1.55% at September 30, 2017 from 1.88% at December 31, 2016 as a result of the increase in the net loan portfolio.

Deposits.  Total deposits increased $3.8 million, or 2.7%, to $141.7 million at September 30, 2017 from $137.9 million at December 31, 2016.  This increase was due to a $3.5 million increase in noninterest bearing deposits, a $1.8 million increase money-market deposit accounts ("MMDA") and a $199,000 increase in savings accounts, partially offset by a $1.7 million decrease in time deposits.

Borrowings.  Total FHLB borrowings increased $15.3 million to $28.0 million at September 30, 2017 from $12.8 million at December 31, 2016, providing additional funds for loan growth.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Equity.  Total stockholders' equity increased $573,000 to $22.2 million at September 30, 2017.  This increase was primarily due to net earnings of $430,000, for the nine-months ended September 30, 2017.

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

	Three Months Ended September 30,
	2017				2016
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$152,935		$1,805	4.72%	$120,905		$1,492	4.94%
Securities held to maturity	14,361		72	2.01	18,356		88	1.92
Other interest-earning assets (2)	4,504		26	2.31	7,876		13	0.66

Total interest-earning assets	171,800		1,903	4.43	147,137		1,593	4.33

Noninterest-earning assets	14,046				14,891

Total assets	$185,846				$162,028

Interest-bearing liabilities:
MMDA and statement savings	$89,065		72	0.32	$85,220		69	0.32
Time deposits	18,430		22	0.48	21,746		26	0.48
FHLB advances	24,839		73	1.18	5,466		6	0.44

Total interest-bearing liabilities	132,334		167	0.50	112,432		101	0.36

Noninterest-bearing liabilities	31,367				28,153
Equity	22,145				21,443

Total liabilities and equity	$185,846				$162,028

Net interest income			$1,736				$1,492

Net interest rate spread (3)				3.93%				3.97%

Net interest margin (4)				4.04%				4.06%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.30	x			1.31	x

(1)	Does not include interest on loans in non-accrual status. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

	Nine Months Ended September 30,
	2017				2016
	Average Balance		Interest and Dividends	Average Yield/ Rate	Average Balance		Interest and Dividend	Average Yield/ Rate
				($ in thousands)
Interest-earning assets:
Loans (1)	$145,319		$5,183	4.76%	$117,135		$4,389	5.00%
Securities held to maturity	15,238		229	2.00	19,506		286	1.95
Other interest-earning assets (2)	4,368		59	1.80	7,443		38	0.68

Total interest-earning assets	164,925		5,471	4.42	144,084		4,713	4.36

Noninterest-earning assets	13,848				15,121

Total assets	$178,773				$159,205

Interest-bearing liabilities:
MMDA and statement savings	$88,590		212	0.32	$82,628		197	0.32
Time deposits	19,076		67	0.47	22,601		81	0.48
FHLB advances	18,611		138	0.99	4,669		15	0.43

Total interest-bearing liabilities	126,277		417	0.44	109,898		293	0.36

Noninterest-bearing liabilities	30,550				27,928
Equity	21,946				21,379

Total liabilities and equity	$178,773				$159,205

Net interest income			$5,054				$4,420

Net interest rate spread (3)				3.98%				4.00%

Net interest margin (4)				4.09%				4.09%

Ratio of average interest-earning assets
to average interest-bearing liabilities	1.31	x			1.31	x

(1)	Does not include interest on loans in non-accrual status. Calculated net of deferred loan fees, loan discounts, loans in process and allowance for loan losses.
(2)	Other interest-earnings assets consist of Federal Home Loan Bank stock and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets (annualized).

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2017 and 2016

General. Net earnings for the three months ended September 30, 2017 was $215,000, compared to net earnings of $35,000 for the three months ended September 30, 2016, resulting in an annualized return on average assets of 0.46% for the three months ended September 30, 2017 and 0.09% for the three months ended September 30, 2016.  The increase in net earnings was due primarily to an increase in our net interest income and decreases in our noninterest expense, slightly offset by decreases in noninterest income.  Basic and diluted earnings per share were $0.22 for the three months ended September 30, 2017 and $0.04 for the same period in 2016.

Net Interest Income.  Net interest income increased $244,000, or 16.4%, to $1.7 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. The increase was primarily due to a $310,000 increase in interest income, slightly offset by a $66,000 increase in interest expense.  The increase in interest income resulted primarily from an increase in average loans outstanding during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, partially offset by a decrease in our average yield on loans.  Our net interest rate spread decreased to 3.93% for the three months ended September 30, 2017 from 3.97% for the same period in 2016, while our net interest margin decreased to 4.04% from 4.06% between the same periods.  The ratio of average interest-earning assets to average interest-bearing liabilities for the three months ended September 30, 2017 was 1.30x compared to 1.31x for the same period in 2016.

Interest Income. Interest income for the three months ended September 30, 2017 increased $310,000, or 19.4%, to $1.9 million compared to the three month period ended September 30, 2016.  The increase in interest income for the three months ended September 30, 2017 was primarily due to a $32.0 million increase in average loans outstanding during the three months ended September 30, 2017 compared to the three months ended 2016, partially offset by a 22 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $152.9 million for the three months ended September 30, 2017, from $120.9 million for the same period in 2016.  The average yield on loans decreased to 4.72% for the three months ended September 30, 2017 compared to 4.94% for the three months ended September 30, 2016.

Interest Expense. Interest expense for the three months ended September 30, 2017 increased $66,000, or 65.3%, to $167,000 from $101,000 for the same period ended September 30, 2016.  The increase in interest expense for the three months ended September 30, 2017 was primarily due to the cost of $24.8 million in average outstanding FHLB advances compared to $5.5 million outstanding during the same period in 2016.  The average rate paid on borrowings for the three months ended September 30, 2017 was 1.18% compared to 0.44% for the three months ended September 30, 2016 reflecting increases in interest rates over the last year.  The average rate paid on deposits for the three months ended September 30, 2017 remained unchanged from the average rates paid for the three months ended September 30, 2016.

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

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2017 and 2016 (continued)

Based on management's evaluation of the foregoing factors, we recorded a provision for loan losses of $50,000 for the three months ended September 30, 2017 compared to $45,000 for the three months ended September 30, 2016.  The provision for loan losses primarily reflected historical and incurred/probable loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans, in particular the increase in our commercial real estate loan portfolio.  Net charge-offs for the three months ended September 30, 2017 were $29,000 compared to net charge-offs of $78,000 for the three months ended September 30, 2016. Nonperforming loans to total loans at September 30, 2017 were 1.55% compared to 1.88% at December 31, 2016.  The allowance for loan losses to total loans was 0.69% at both September 30, 2017 and December 31, 2016.

Management considers the allowance for loan losses at September 30, 2017 to be adequate to cover losses inherent in the loan portfolio based on the assessment of the above-mentioned factors affecting the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future losses will not exceed the amount of the established allowance for loan losses or that any increased allowance for loan losses that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in additions to our provision for loan losses based upon their judgment of information available to them at the time of their examination.

Noninterest Income. Noninterest income for the three months ended September 30, 2017 decreased $67,000, or 13.8%, to $419,000 compared to $486,000 for the same period in 2016 as a result of decreases in the gains on sales of loans, fees and charges on deposit accounts, gain on the sale of foreclosed real estate and in other noninterest income, slightly offset by an increase in fees and charges on loans. The largest decrease was in other noninterest income, which decreased $32,000, due to the gain on sale of stock invested in a credit union service organization sold during the three months ended September 30, 2016.

Noninterest Expense. Noninterest expense for the three months ended September 30, 2017 decreased $115,000, or 6.1%, to $1.8 million compared to $1.9 million during the same period in 2016.  The largest decreases were in occupancy and equipment, salaries and employee benefits, professional fees and other noninterest expense.  The decrease in occupancy and equipment expense was due to the sale of a branch office in December 2016.  The decrease in salaries and employee benefits was due to an increase in deferred loan origination costs associated with the increase in commercial real estate lending volume.  The decrease in other expense was primarily due to decreases in foreclosed real estate expense and marketing expense.

Income Taxes. For the three months ended September 30, 2017, we recorded income taxes of $123,000 on a before tax earnings of $338,000.  For the three months ended September 30, 2016, we recorded income taxes of $16,000 on before tax earnings of $51,000.  Our effective tax rate for the three months ended September 30, 2017 was 36.4% compared to 31.4% for the same time period in 2016.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2017 and 2016

General. Net earnings for the nine months ended September 30, 2017 was $430,000 compared to a net loss of $50,000 for the nine months ended September 30, 2016, resulting in an annualized return (loss) on average assets of 0.32% for the nine months ended September 30, 2017 and (0.04)% for the nine months ended September 30, 2016.  The increase in net earnings was due primarily to an increase in our net interest income and a decrease in noninterest expense.   Basic earnings per share were $0.45 for the nine months ended September 30, 2017 and a loss of $0.05 per share for the same period in 2016.  Diluted earnings (loss) per share were $0.43 for the nine months ended September 30, 2017 and a ($0.05) per share for the same period in 2016.

Net Interest Income.  Net interest income increased $634,000, or 14.3%, to $5.1 million for the nine months ended September 30, 2017 compared to $4.4 million for the nine months ended September 30, 2016. The increase was primarily due to a $758,000 increase in interest income, partially offset by a $124,000 increase in interest expense.  The increase in interest income resulted from an increase in average loans outstanding during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a 24 basis point decrease in our average yield on loans.  Our net interest rate spread decreased to 3.98% for the nine months ended September 30, 2017 from 4.00% for the same period in 2016, while our net interest margin remained at 4.09% at both September 30, 2017 and September 30, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2017 and 2016 remained at 1.31x.

Interest Income. Interest income for the nine months ended September 30, 2017 increased $758,000, or 16.1%, to $5.5 million compared to the nine month period ended September 30, 2016.  The increase in interest income for the nine months ended September 30, 2017 was primarily due to a $28.2 million increase in average loans outstanding during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a 24 basis point decrease in our average yield on loans during the same period.  Average loans outstanding increased to $145.3 million for the nine months ended September 30, 2017, from $117.1 million for the same period in 2016.  The average yield on loans decreased to 4.76% for the nine months ended September 30, 2017 compared to 5.00% for the nine months ended September 30, 2016.

Interest Expense. Interest expense for the nine months ended September 30, 2017 increased $124,000, or 42.3%, to $417,000 from $293,000 for the same period ended September 30, 2016.  The increase in interest expense for the nine months ended September 30, 2017 was primarily due to the cost of $18.6 million in average outstanding FHLB advances compared to $4.7 million outstanding during the same period in 2016.  The average rate paid on borrowings for the nine months ended September 30, 2017 was 0.99% compared to 0.43% for the same period in 2016.  The average rate paid on deposits for the nine months ended September 30, 2017 remained relatively unchanged from the average rates paid for the nine months ended September 30, 2016.

Provision for Loan Losses.  We recorded a provision for loan losses of $155,000 for the nine months ended September 30, 2017 compared to $135,000 for the nine months ended September 30, 2016.  The provision for loan losses reflected historical and incurred loan losses, the increase in the size of our loan portfolio as well as the change in the mix of loans. Net recoveries for the nine months ended September 30, 2017 were $19,000 compared to net charge-offs of $138,000 for the nine months ended September 30, 2016.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2017 and 2016, Continued

Noninterest Income. Noninterest income for the nine months ended September 30, 2017 decreased $66,000, or 4.8%, to $1.3 million compared to $1.4 million for the same period in 2016 primarily as a result of decreases in fees and service charges on deposit accounts and in other noninterest income, offset by increases in gains on sale of foreclosed assets and in fees and charges on loans.  The decrease in other noninterest income was due to the decline in other noninterest income due a gain on sale of stock invested in a credit union service organization sold in the same period of 2016. The increase in fees and charges on loans was a result of an increased volume of commercial real estate lending.

Noninterest Expense. Noninterest expense for the nine months ended September 30, 2017 decreased $203,000, or 3.5%, to $5.5 million as compared to the same period in 2016.  The largest decreases were in salaries and employee benefits, occupancy and equipment, and deposit insurance, partially offset by increases in data processing and other noninterest expense.  The decrease in salaries and employee benefits was due to an increase in deferred loan origination costs because of the increase in commercial real estate lending volume.  The decrease in occupancy and equipment expense was due to the sale of a branch office in December 2016 and the decrease in deposit insurance was due to lower FDIC insurance rates.  The increase in data processing was due to converting our credit card processing to a new company in 2017 and the issuance of new credit cards for all customers.

Income Taxes. For the nine months ended September 30, 2017, we recorded an income tax expense of $263,000 on before tax earnings of $693,000.  For the nine months ended September 30, 2016, we recorded an income tax benefit of $8,000 on a before tax loss of $58,000.  Our effective tax rate for the nine months ended September 30, 2017 was 38.0% compared to an effective tax benefit rate of 13.8% for the same time period in 2016.

Liquidity
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, FHLB advances, and proceeds from maturities and calls of securities.  The Company has an unsecured federal funds line of credit for $6.0 million with a correspondent bank and a $46.0 million line with the Federal Home Loan Bank of Atlanta collateralized by a blanket lien on qualifying loans. At September 30, 2017 the Company had $28.0 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 1.17%.  At December 31, 2016, the Company had $12.8 million outstanding in FHLB advances that mature in 2017 at a weighted average fixed rate of 0.63%.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, including interest-bearing demand deposits with banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  For the nine-months ended September 30, 2017, cash provided by operating activities totaled $2.6 million.  Net cash used by investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans and proceeds from pay-downs on securities, totaled $23.8 million for the nine-months ended September 30, 2017.  Net cash provided by financing activities, consisting primarily of the activity in FHLB advances and deposit accounts, was $19.0 million for the nine-months ended September 30, 2017.
In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and funds paid out for Company stock repurchases, when and if declared by the Board.  The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

On June 28, 2017, with the approval of the FDIC, the Bank repurchased shares from the Holding Company totaling $2.0 million.  The effect of this transaction was to increase cash at the Holding Company and decrease the Holding Company's investment in the Bank. At September 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $2.3 million.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the nine-months ended September 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.  A summary of our off-balance sheet commitments at September 30, 2017, is as follows (in thousands):

Unused lines of credit	$19,908
Commitments to extend credit	$-

Capital Resources
At September 30, 2017, the Bank exceeded all regulatory capital requirements.

SUNSHINE FINANCIAL, INC. AND SUBSIDIARIES

Consistent with our goals to operate a sound and profitable organization, our policy is for Sunshine Community Bank to maintain a "well-capitalized" status under the capital categories of the Bank regulations.  At September 30, 2017, Sunshine Community Bank exceeded all regulatory capital requirements to be categorized as well capitalized under applicable regulatory guidelines with a CET1 capital ratio of 11.79% of risk-weighted assets, which is above the required level of 6.5%, a Tier 1 leverage capital level of 9.70% of adjusted total assets, which is above the required level of 5.00%, Tier I capital to risk-weighted assets of 11.79%, which is above the required level of 8.00% and total risk-based capital to risk-weighted assets of 12.53%, which is above the required level of 10.00%.

Management is not aware of any conditions or events that would change our category. For additional information see Note 12 of the Notes to Condensed Consolidated Financial Statements contained in Item1, Part 1 of this Form 10-Q.

At September 30, 2017, stockholders' equity at Sunshine Community Bank totaled $19.7 million. Management monitors the capital levels of Sunshine Community Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.
For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Sunshine Financial was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2017 Sunshine Financial would have exceeded all regulatory capital requirements.
Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company provided information about market risk in Item 7A of its 2016 Form 10-K.  There have been no material changes in our market risk since our 2016 Form 10-K.

          Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of September 30, 2017, was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2017, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(b)	Changes in Internal Control over Financial Reporting

          There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  Exhibits

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

SUNSHINE FINANICAL, INC.

Date: November 14, 2017	By:	/s/ Louis O. Davis, Jr.
Louis O. Davis, Jr.
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2017	By:	/s/ Scott A. Swain
Scott A, Swain
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)